Form 10-Q
period 1995-03-31
PREFERRED PROPERTIES FUND 80
filed 1995-05-15
CIK 312903

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1995

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ----------    ----------
                        Commission file number   0-9508
                         Preferred Properties Fund 80
            (Exact name of Registrant as specified in its charter)

      California                                     94-2599964
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

     5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
(Address of principal executive office)                   (Zip Code)

       Registrant's telephone number, including area code (404) 916-9090

                                      N/A
  Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                                -----
           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes         No
                             -----     -----
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest
practicable date                   .
                 ------------------
                               1 of 11




           PREFERRED PROPERTIES FUND 80 - FORM 10-Q - MARCH 31, 1995

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Consolidated Balance Sheets
                                                    March 31,       December 31,
                                                      1995             1994
                                                   (Unaudited)       (Audited)
Assets

Cash and cash equivalents                         $   1,023,000   $   2,498,000
Other assets                                             58,000         140,000

Real Estate:

    Real estate                                       5,345,000       4,620,000
    Accumulated depreciation                         (1,663,000)     (1,635,000)
                                                  -------------   -------------
Real estate, net                                      3,682,000       2,985,000

Deferred costs, net                                      23,000          25,000
                                                  -------------   -------------
    Total assets                                  $   4,786,000   $   5,648,000
                                                  =============   =============

Liabilities and Partners' Equity

Note payable                                      $   5,458,000   $   5,476,000
Accrued expenses and other liabilities                  133,000         203,000
Promissory notes:
  Principal                                             418,000         514,000
  Deferred interest payable                             303,000         373,000
                                                  -------------   -------------
    Total liabilities                                 6,312,000       6,566,000
                                                  -------------   -------------
Minority interest in joint venture                          -          (706,000)
                                                  -------------   -------------
Partners' Deficit:

  General partner's (deficit)                          (875,000)       (874,000)
  Limited partners' equity (deficit) (19,997 units
    outstanding at March 31, 1995 and
       December 31, 1994)                              (651,000)        662,000
                                                  -------------   -------------
    Total partners' deficit                          (1,526,000)       (212,000)
                                                  -------------   -------------
    Total liabilities and partners' deficit       $   4,786,000   $   5,648,000

                                                  =============   =============

                See notes to consolidated financial statements.

                                    2 of 11



           PREFERRED PROPERTIES FUND 80 - FORM 10-Q - MARCH 31, 1995


Consolidated Statements of Operations (Unaudited)



                                                    For the Three Months Ended
                                                  March 31, 1995  March 31, 1994


Revenues:

  Room revenue                                     $         -     $   1,442,000
  Food and beverage revenue                                  -           740,000
  Other operating revenue                                    -           105,000
  Commercial operations                                  199,000       1,152,000
  Interest income                                         39,000          22,000
  Disposition of rental properties                           -        13,899,000
                                                   -------------   -------------
    Total revenues                                       238,000      17,360,000
                                                   -------------   -------------

Expenses:

  Room expenses                                              -           270,000
  Food and beverage expenses                                 -           596,000
  Other operating expenses                                   -           768,000
  Commercial expense                                      21,000         520,000
  Interest                                               134,000       1,029,000
  Depreciation                                            28,000         386,000
  General and administrative                              68,000         126,000
  Provision for impairment of value                          -         1,444,000
                                                   -------------   -------------
    Total expenses                                       251,000       5,139,000
                                                   -------------   -------------
(Loss) income before minority interest in joint ventures'
   operations and extraordinary item                     (13,000)     12,221,000

Minority interest in joint ventures' operations              -            27,000
                                                   -------------   -------------
(Loss) income before extraordinary item                  (13,000)     12,248,000

Extraordinary Item:
  Gain on extinguishment of debt                             -         5,163,000
                                                   -------------   -------------

Net (loss) income                                  $     (13,000)  $  17,411,000
                                                   =============   =============
Net (loss) income per limited partnership unit:

  (Loss) income before extraordinary item          $          (1)  $         582

  Extraordinary item                                         -               245
                                                   -------------   -------------
  Net (loss) income                                $          (1)  $         827
                                                   =============   =============

                See notes to consolidated financial statements.

                                    3 of 11



           PREFERRED PROPERTIES FUND 80 - FORM 10-Q - MARCH 31, 1995

Consolidated Statements of Cash Flows (Unaudited)
                                                   For the Three Months Ended
                                                 March 31, 1995  March 31, 1994
Operating Activities:

Net (loss) income                                 $     (13,000)  $  17,411,000
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
  Disposition of rental properties                          -       (13,899,000)
  Extraordinary gain on extinguishment of debt              -        (5,163,000)
  Depreciation and amortization                          30,000         757,000
  Minority interest in joint ventures' operations           -           (27,000)
  Interest payable to joint venture partner added to
   principal                                                -             2,000
  Deferred interest on nonrecourse promissory notes         -           253,000
  Provision for impairment of value                         -         1,444,000
  Deferred costs paid                                       -           (27,000)
  Interest paid to affiliates of the general partner        -        (3,001,000)
Changes in operating assets and liabilities:
  Other assets                                           82,000         772,000
  Accrued expenses and other liabilities                (70,000)     (2,354,000)
                                                  -------------   -------------
Net cash provided by (used in) operating activities      29,000      (3,832,000)
                                                  -------------   -------------
Investing Activities:

Proceeds from sale of properties                            -        28,393,000
Restricted cash increase                                    -          (803,000)
                                                  -------------   -------------
Net cash provided by investing activities                   -        27,590,000
                                                  -------------   -------------
Financing Activities:

Payments on notes payable to affiliates of the
   general partner                                          -        (5,446,000)
Satisfaction of notes payable                               -       (12,566,000)

Notes payable principal payments                        (18,000)        (13,000)
Joint venture partner distributions                      (9,000)       (309,000)
Retirement of promissory notes                         (166,000)     (1,189,000)
Purchase of minority interest in joint venture          (10,000)       (300,000)
Cash distributions to limited partners               (1,301,000)            -
                                                  -------------   -------------
Cash (used in) financing activities                  (1,504,000)    (19,823,000)
                                                  -------------   -------------
(Decrease) Increase in Cash and Cash Equivalents     (1,475,000)      3,935,000

Cash and Cash Equivalents at Beginning of Period      2,498,000       2,378,000
                                                  -------------   -------------
Cash and Cash Equivalents at End of Period        $   1,023,000   $   6,313,000
                                                  =============   =============
Supplemental Disclosure of Cash Flow Information:
  Interest paid in cash during the period         $     204,000   $   4,320,000
Supplemental Disclosure of Non-Cash Financing     =============   =============
   and Investing Activities:
  Purchase of minority interest (see Note 4)      $      10,000   $     860,000
  Included in other liabilities                             -          (560,000)
                                                  -------------   -------------
  Cash paid                                       $      10,000   $     300,000
                                                  =============   =============
  Mortgages assumed on property sales             $         -     $   1,231,000
                                                  =============   =============
                See notes to consolidated financial statements.

                                    4 of 11



           PREFERRED PROPERTIES FUND 80 - FORM 10-Q - MARCH 31, 1995

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994. Certain accounts have been reclassified in order to conform to the current period.

The financial information contained herein is unaudited. In the opinion of management, however, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except for the transaction discussed in Note 4.

At March 31, 1995, the Partnership had approximately $219,000 invested in overnight repurchase agreements earning approximately 6% per annum.

The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.


2.  Transactions with Related Parties

An affiliate of MGP received reimbursement of administrative expenses amounting to $44,000 and $42,000 during the three months ended March 31, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

3.  Promissory Notes Payable

During the three months ended March 31, 1995 and 1994, the Partnership paid $166,000 and $1,189,000, respectively, including accrued and deferred interest, for the redemption of promissory notes.

4.  Purchase of Minority Interest

    (a) On January 3, 1995, a newly formed, wholly-owned subsidiary of the Partnership acquired the 40% minority interest in the joint venture which owned Creekside Business Park for $10,000. The carrying value of the property was increased by $725,000. The basis increase in the real estate is comprised of the receivable from the joint venture partner of $706,000 (as of December 31, 1994), $9,000 of distributions to the joint venture partner and the $10,000 cash purchase price.

    (b) In January 1994, the Partnership acquired the 40% minority interest in the joint venture which owned the Plaza San Antonio for $860,000 (including accrued interest). The book value of the minority interest at the time was $542,000. The carrying value of the property, prior to the sale of Plaza San Antonio, was increased by $318,000 as a result of the purchase of the minority interest.

5.  Distributions

On February 15, 1995, the Partnership distributed $1,301,000 ($65 per unit) to the limited partners from the proceeds of the sale of Winding Creek Village Apartments in December 1994.

                                    5 of 11



           PREFERRED PROPERTIES FUND 80 - FORM 10-Q - MARCH 31, 1995

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  Disposition of Rental Properties

    (a) On February 23, 1994, Valley View Apartments was sold for $6,500,000. Net proceeds, after repayment of the existing loan, deferred interest, closing costs and adjustments, received by the Partnership were approximately $1,069,000. The sale resulted in a gain of $2,216,000.

    (b) On March 18, 1994, Plaza San Antonio was sold for $22,300,000.  Net proceeds, after repayment of existing loans, notes payable and accrued interest to affiliates of the general partner, closing costs and adjustments, received by the Partnership were approximately $13,258,000. The sale resulted in a gain of $11,938,000.

    (c) On March 18, 1994, Corporate Center Business Park was sold for $1,500,000, subject to a $1,231,000 mortgage. Net proceeds, after repayment of the existing loan, notes payable and interest to affiliates of the general partner, closing costs and adjustments, received by the Partnership were approximately $130,000. The sale resulted in a loss of $255,000.

7. Extraordinary Gain on Extinguishment of Debt and Provision for Impairment of Value

    (a) In February 1994, the mortgage securing Winding Creek Village Apartments was modified. The resulting reduction in principal of $818,000 has been recorded as an extraordinary gain on extinguishment of debt.
Simultaneous with the mortgage modification, the Partnership recorded a provision for impairment of value of $1,444,000 on Winding Creek Village Apartments to reflect a write down of the property to the level of its related mortgage indebtedness.

    (b) In 1993, Wheatley Ventures, Inc. ("Wheatley"), an affiliate of MGP, commenced a tender offer to purchase up to 75 percent of the Promissory Notes at a cash price of $75 per $333.86 outstanding principal balance of the Promissory Notes. Pursuant to the tender offer, Wheatley acquired approximately 51% of the outstanding Promissory Notes. The Partnership paid $1,189,000 to Wheatley to satisfy the Promissory Notes it had previously acquired. The resulting discount of approximately $4,345,000 on retiring the Promissory Notes has been recorded as an extraordinary gain on extinguishment of debt.

8.  Commitment and Contingency

A tenant's lease, which had been scheduled to expire on January 31, 1996, was extended for approximately five years, with lease payments beginning at approximately $265,000 per annum. As part of the agreement, the tenant was granted an option to purchase Creekside Business Park Building #1 for $2,777,000. The option expires on April 1, 1996.

                                    6 of 11



           PREFERRED PROPERTIES FUND 80 - FORM 10-Q - MARCH 31, 1995


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.


Liquidity and Capital Resources

Registrant's remaining real estate property, Creekside Business Park, is leased to two tenants. One tenant's lease, which had been scheduled to expire on January 31, 1996, was extended, for approximately five years, with lease payments beginning at approximately $265,000 per annum. As part of the agreement, the tenant was granted an option to purchase Creekside Business Park Building #1 for $2,777,000. The option expires on April 1, 1996. The second tenant's lease expires on September 30, 1997. The property is located in Milpitas, California. Registrant receives rental income from its property and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of May 1, 1995, nine of the ten properties originally purchased by Registrant were sold or otherwise disposed. Registrant's remaining property generated positive cash flow from operations during the three months ended March 31, 1995.

Registrant uses working capital reserves provided from any undistributed cash flow from operations, refinancing and sales of the properties as its primary source of liquidity. There was no excess cash from operations available for distribution to the limited partners for the quarter ended March 31, 1995. Registrant did, however, distribute $1,301,000 ($65 per unit) to limited partners in February 1995, from proceeds received from the December 16, 1994 sale of Winding Creek Village Apartments. It is not currently anticipated that Registrant will make distributions from operations in the near future. Working capital reserves will be used to satisfy Registrant's remaining Promissory Note obligations and other expenses.

The level of liquidity based upon cash and cash equivalents experienced a $1,475,000 decrease at March 31, 1995, as compared to December 31, 1994. Registrant's $29,000 of cash provided by operating activities was more than offset by $1,504,000 of cash used in financing activities. Registrant's cash used in financing activities consisted of $18,000 of note payable principal payments, $166,000 of cash used to retire Promissory Notes, $10,000 of cash used for the purchase of a minority interest in a joint venture, $9,000 of distributions to a joint venture partner and $1,301,000 of cash distributions to the limited partners. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

On January 3, 1995, a newly formed, wholly-owned subsidiary of the Partnership acquired the 40% minority interest in the joint venture which owned Creekside Business Park for $10,000. The carrying value of the property was increased by $725,000. The basis increase in the real estate is comprised of the receivable from the joint venture partner of $706,000 (as of December 31, 1994), $9,000 of distributions to the joint venture partner and the $10,000 cash purchase price.

Working capital reserves are invested in a money market account or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments until September 30, 1997. The mortgage encumbering Registrant's Creekside property matures in 1998, however, a tenant's lease, representing 58% of leasable space, expires prior to the mortgage due date. Registrant

                                    7 of 11



           PREFERRED PROPERTIES FUND 80 - FORM 10-Q - MARCH 31, 1995


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

does not expect to be able to continue its debt service payments unless this lease is either extended or replaced. In that case, if the loan is not refinanced or modified, or the property sold, Registrant could lose this property through foreclosure.

At this time it appears that the investment objective of capital growth will not be attained and that investors will not be attained and that limited partners will not receive a return of a substantial portion of their invested capital. The extent to which invested capital is returned to limited partners is dependent upon the performance of Registrant's remaining property and the market in which the property is located and on the sales price of the remaining property. The ability to hold and operate this property is dependent upon the Registrant's ability to obtain refinancing or debt modification as required. It is anticipated that the Promissory Note holders will not receive any payment of residual interest income.

Real Estate Market

The California real estate market has suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to refinance or sell its remaining property may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Despite the weak rental market, management anticipates that increases in revenue will exceed increases in expenses during 1995. Furthermore, management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies should create a more favorable market value for Registrant's remaining property in the future.

Results of Operations

Three Months Ended March 31, 1995 vs. 1994

Operating results (before minority interest in joint ventures' operations and extraordinary gain on extinguishment of debt) declined by $12,234,000 for the three months ended March 31, 1995, as compared to 1994, due to a decrease in revenues of $17,122,000, which was only partially offset by a decrease in expenses of $4,888,000. Operating results declined due to the $13,899,000 gain on sale of properties. With respect to the remaining property, operating results improved by $352,000 for the three months ended March 31, 1995, as compared to 1994, due to an increase in revenues of $5,000 and a decrease in expenses of $347,000.

Commercial operation revenues decreased by $19,000 for the three months ended March 31, 1995, as compared to 1994, with respect to the remaining property, due to an over accrual of estimated billbacks at Creekside Business Park in the prior year comparative period. Interest income increased by $24,000 for the three months ended March 31, 1995, as compared to 1994, due to an increase in average working capital reserves available for investment and the effect of higher interest rates.

                                    8 of 11



           PREFERRED PROPERTIES FUND 80 - FORM 10-Q - MARCH 31, 1995


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


Three Months Ended March 31, 1995 vs. 1994  (Continued)

The decrease in expenses, with respect to the remaining property, for the three months ended March 31, 1995, as compared to 1994, is due to decreases in interest expense (on the note payable) of $5,000 and in commercial property expense of $7,000. Interest expense on the note payable declined due to mortgage principal amortization. Commercial property expense declined due to lower repair and maintenance expense at Creekside Business Park. Depreciation expense remained constant. Interest expense on Promissory Notes declined by $277,000 due to the redemption of Promissory Notes. General and administrative expenses declined by $58,000 due to a reduction in asset management costs.

Properties

A description of the property in which Registrant has an ownership interest, during the period covered by this Report, along with occupancy data, follows:

                     PREFERRED PROPERTIES FUND 80

                        OCCUPANCY RATE SUMMARY
            For the Quarters Ended March 31, 1995 and 1994

                                                                Average
                                                           Occupancy Rate (%)
                                               Date        For Quarter Ended
                                                of              March 31,

Name and Location                Size         Purchase       1995      1994
- -----------------                ----         --------     ------------------
Commercial Building:

Creekside Business Park  (1)    79,300          10/80         100       100
 Buildings #1 and #2
Milpitas, California            sq. ft.




(1) On January 3, 1995, Registrant acquired the 40% minority interest in the joint venture which owns the property.

                                    9 of 11



           PREFERRED PROPERTIES FUND 80 - FORM 10-Q - MARCH 31, 1995

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         No reports on Form 8-K were required to be filed during the period.

                                   10 of 11



           PREFERRED PROPERTIES FUND 80 - FORM 10-Q - MARCH 31, 1995


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PREFERRED PROPERTIES FUND 80

                              By: MONTGOMERY REALTY COMPANY - 80,
                                  its General Partner

                              By: FOX REALTY INVESTORS,
                                  the managing general partner of the
                                  General Partner

                              By: NPI Equity Investments II, Inc.,
                                  managing partner






                              ---------------------------------------
                              ARTHUR N. QUELER
                              Secretary/Treasurer and Director
                              (Principal Financial Officer)

                               11 of 11