Form 10-Q
period 1995-06-30
PREFERRED PROPERTIES FUND 80
filed 1995-08-11
CIK 312903

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended  June 30, 1995

                                 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to ____________

                  Commission file number   0-9508

                     Preferred Properties Fund 80
        (Exact name of Registrant as specified in its charter)

             California                             94-2599964
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

    5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia        30328
(Address of principal executive office)                        (Zip Code)

  Registrant's telephone number, including area code (404) 916-9090

                                     N/A
Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No _____

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No ______

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.




                                    1 of 13


           PREFERRED PROPERTIES FUND 80 - FORM 10-Q - JUNE 30, 1995

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Consolidated Balance Sheets
                                                        June 30,   December 31,
                                                          1995         1994
                                                      (Unaudited)    (Audited)
Assets

Cash and cash equivalents                            $   774,000    $ 2,498,000
Other assets                                              56,000        140,000

Real Estate:

  Real estate                                          5,345,000      4,620,000
  Accumulated depreciation                            (1,691,000)    (1,635,000)
                                                     -----------    -----------
Real estate, net                                       3,654,000      2,985,000

Deferred costs, net                                       20,000         25,000
                                                     -----------    -----------
  Total assets                                       $ 4,504,000    $ 5,648,000
                                                     ===========    ===========
Liabilities and Partners' Deficit

Notes payable                                        $ 5,444,000    $ 5,476,000
Accrued expenses and other liabilities                   133,000        203,000
Promissory notes:
  Principal                                              288,000        514,000
  Deferred interest payable                              209,000        373,000
                                                     -----------    -----------
  Total liabilities                                    6,074,000      6,566,000
                                                     -----------    -----------
Minority interest in joint venture                          --         (706,000)
                                                     -----------    -----------
Partners' Deficit:
  General partner's (deficit)                           (877,000)      (874,000)
  Limited partners' equity (deficit) (19,997 units outstanding at June 30, 1995 and

    December 31, 1994)                                  (693,000)       662,000
                                                     -----------    -----------
  Total partners' deficit                             (1,570,000)      (212,000)
                                                     -----------    -----------
  Total liabilities and partners' deficit            $ 4,504,000    $ 5,648,000
                                                     ===========    ===========


                See notes to consolidated financial statements.

                                    2 of 13


            PREFERRED PROPERTIES FUND 80 - FORM 10-Q - JUNE 30, 1995



               Consolidated Statements of Operations (Unaudited)



                                                   For the Six Months Ended
                                                June 30, 1995   June 30, 1994

Revenues:

 Room revenue                                       $    --      $ 1,442,000
 Food and beverage revenue                               --          740,000
 Other operating revenue                                 --          105,000
 Commercial operations                                439,000      2,001,000
 Interest income                                       53,000         58,000
 Disposition of rental properties                        --       13,899,000
                                                   ----------    -----------
  Total revenues                                      492,000     18,245,000
                                                   ----------    -----------

Expenses:

 Room expenses                                           --          270,000
 Food and beverage expenses                              --          596,000
 Other operating expenses                                --          831,000
 Commercial expense                                    80,000        780,000
 Interest                                             273,000      1,557,000
 Depreciation                                          56,000        558,000
 General and administrative                           140,000        329,000
 Provision for impairment of value                       --        1,444,000
                                                   ----------    -----------
  Total expenses                                      549,000      6,365,000
                                                  -----------    -----------
(Loss) income before minority interest in joint
   ventures' operations and extraordinary item        (57,000)    11,880,000

Minority interest in joint ventures' operations          --          190,000
                                                  -----------    -----------

(Loss) income before extraordinary item               (57,000)    12,070,000

Extraordinary item:
 Gain on extinguishment of debt                          --        5,163,000
                                                  -----------    -----------
Net (loss) income                                 $   (57,000)   $17,233,000
                                                  ===========    ===========
Net (loss) income per limited partnership unit:

 (Loss) income before extraordinary item          $        (3)   $       574

 Extraordinary item                                      --              245
                                                  -----------    -----------
 Net (loss) income                                $        (3)   $       819
                                                  ===========    ===========



                See notes to consolidated financial statements.

                                    3 of 13


            PREFERRED PROPERTIES FUND 80 - FORM 10-Q - JUNE 30, 1995



Consolidated Statements of Operations (Unaudited)



                                                  For the Three Months Ended
                                                June 30, 1995   June 30, 1994

Revenues:

 Commercial operations                            $   240,000    $   849,000
 Interest income                                       14,000         36,000
                                                  -----------    -----------
  Total revenues                                      254,000        885,000
                                                  -----------    -----------

Expenses:

 Other operating expenses                                --           63,000
 Commercial expense                                    59,000        263,000
 Interest                                             139,000        528,000
 Depreciation                                          28,000        172,000
 General and administrative                            72,000        200,000
                                                  -----------    -----------
  Total expenses                                      298,000      1,226,000
                                                  -----------    -----------

Loss before minority interest in joint

   ventures' operations                               (44,000)      (341,000)

Minority interest in joint ventures' operations          --          163,000
                                                  -----------    -----------
Net loss                                          $   (44,000)   $  (178,000)
                                                  ===========    ===========

Net loss per limited partnership unit             $        (2)   $        (8)
                                                  ===========    ===========



                See notes to consolidated financial statements.

                                    4 of 13


           PREFERRED PROPERTIES FUND 80 - FORM 10-Q - JUNE 30, 1995


Consolidated Statements of Cash Flows (Unaudited)

                                                         For the Six Months Ended
                                                      June 30, 1995   June 30, 1994
Operating Activities:
Net (loss) income                                     $    (57,000)   $ 17,233,000
Adjustments to reconcile net (loss) income to net
  cash provided by (used in) operating activities:
 Disposition of rental properties                             --       (13,899,000)
 Extraordinary gain on extinguishment of debt                 --        (5,163,000)
 Depreciation and amortization                              61,000       1,014,000
 Minority interest in joint ventures' operations              --          (190,000)
 Interest payable to joint venture partner added
   to principal                                               --             3,000
 Deferred interest on nonrecourse promissory notes            --           368,000
 Provision for impairment of value                            --         1,444,000
 Deferred costs paid                                          --           (27,000)
 Interest payable to affiliates of the general
   partner                                                    --        (3,001,000)
Changes in operating assets and liabilities:
 Other assets                                               84,000         456,000
 Accrued expenses and other liabilities                    (70,000)     (2,384,000)
                                                        ----------     -----------
Net cash provided by (used in) operating activities         18,000      (4,146,000)
                                                        ----------     -----------
Investing Activities:

Proceeds from sale of properties                              --        28,393,000
Restricted cash                                               --           238,000
                                                        ----------     -----------
Cash provided by investing activities                         --        28,631,000
                                                        ----------     -----------
Financing Activities:


Payments on notes payable to affiliates of the
   general partner                                            --        (6,373,000)
Satisfaction of notes payable                                 --       (12,566,000)
Notes payable principal payments                           (32,000)        (43,000)
Joint venture partner distributions                         (9,000)       (319,000)
Retirement of promissory notes                            (390,000)     (3,553,000)
Purchase of minority interest in joint venture             (10,000)       (860,000)
Cash distributions to limited partners                  (1,301,000)           --
                                                        ----------     -----------
Cash (used in) financing activities                     (1,742,000)    (23,714,000)
                                                        ----------     -----------
(Decrease) Increase in Cash and Cash Equivalents        (1,724,000)        771,000

Cash and Cash Equivalents at Beginning of Period         2,498,000       2,378,000
                                                      ------------    ------------
Cash and Cash Equivalents at End of Period            $    774,000    $  3,149,000
                                                      ============    ============

Supplemental Disclosure of Cash Flow Information:
 Interest paid in cash during the period              $    437,000    $  4,636,000
                                                      ============    ============

Supplemental Disclosure of Non-Cash Financing
   and Investing Activities:
 Mortgage assumed on property sale                    $       --      $  1,231,000
                                                      ============    ============


                See notes to consolidated financial statements.

                                    5 of 13



           PREFERRED PROPERTIES FUND 80 - FORM 10-Q - JUNE 30, 1995

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

    The results of operations for the six and three months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.


2.  Transactions with Related Parties

    An affiliate of MGP received reimbursement of administrative expenses amounting to $80,000 and $123,000 during the six months ended June 30, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

3.  Promissory Notes Payable

    During the six months ended June 30, 1995 and 1994, the Partnership paid $390,000 and $3,553,000, respectively, including accrued and deferred interest, for the redemption of promissory notes.

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





                                    6 of 13

           PREFERRED PROPERTIES FUND 80 - FORM 10-Q - JUNE 30, 1995

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





                                    7 of 13

           PREFERRED PROPERTIES FUND 80 - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.



This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant's remaining real estate property, Creekside Business Park, is leased to two tenants. One tenant's lease, which had been scheduled to expire on January 31, 1996, was extended, for approximately five years, with lease payments beginning at approximately $265,000 per annum. As part of the agreement, the tenant was granted an option to purchase Creekside Business Park Building #1 for $2,777,000. The option expires on April 1, 1996. The second tenant's lease expires on September 30, 1997. The property is located in Milpitas, California. Registrant receives rental income from its property and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of August 1, 1995, nine of the ten properties originally purchased by Registrant were sold or otherwise disposed. Registrant's remaining property generated positive cash flow from operations during the six months ended June 30, 1995.

Registrant uses working capital reserves provided from any undistributed cash flow from operations, refinancing and sales of properties as its primary source of liquidity. There has been no excess cash from operations available for distribution to the limited partners during 1995. Registrant did, however, distribute $1,301,000 ($65 per unit) to limited partners in February 1995 from proceeds received from the December 16, 1994 sale of Winding Creek Village Apartments. It is not currently anticipated that Registrant will make distributions from operations in the near future. Working capital reserves will be used to satisfy Registrant's remaining Promissory Note obligations and other expenses.

The level of liquidity based upon cash and cash equivalents experienced a $1,724,000 decrease at June 30, 1995, as compared to December 31, 1994. Registrant's $18,000 of cash provided by operating activities was more than offset by $1,742,000 of cash used in financing activities. Registrant's cash used in financing activities consisted of $32,000 of note payable principal payments, $390,000 of cash used to retire Promissory Notes, $10,000 of cash used for the purchase of a minority interest in a joint venture, $9,000 of distributions to a joint venture partner and $1,301,000 of cash distributions to the limited partners. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

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



                                    8 of 13

           PREFERRED PROPERTIES FUND 80 - FORM 10-Q - JUNE 30, 1995


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

At this time it appears that the investment objective of capital growth will not be attained and that limited partners will not receive a return of a substantial portion of their invested capital. The extent to which invested capital is returned to limited partners is dependent upon the performance of Registrant's remaining property and the market in which the property is located and on the sales price of the remaining property. The ability to hold and operate this property is dependent upon the Registrant's ability to obtain refinancing or debt modification as required. It is anticipated that the Promissory Note holders will not receive any payment of residual interest income.

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

Results of Operations

Six Months Ended June 30, 1995 vs. June 30, 1994


Operating results (before minority interest in joint ventures' operations and extraordinary gain on extinguishment of debt) declined by $11,937,000 for the six months ended June 30, 1995, as compared to 1994, due to a decrease in revenues of $17,753,000 which was only partially offset by a decrease in expenses of $5,816,000. Operating results declined due to the $13,899,000 gain on sale of properties.

With respect to the remaining property, commercial operation revenues decreased by $4,000 for the six months ended June 30, 1995, as compared to 1994. Commercial operations remained relatively constant. Interest income increased by $4,000 for the six months ended June 30, 1995, as compared to 1994, due to a slight increase in average working capital reserves available for investment and the effect of higher interest rates.



                                    9 of 13

           PREFERRED PROPERTIES FUND 80 - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Six Months Ended June 30, 1995 vs. June 30, 1994 (Continued)

The decrease in expenses, with respect to the remaining property, for the six months ended June 30, 1995, as compared to 1994, is due to decreases in interest expense (on the note payable) of $5,000 and commercial property expense of $25,000. Interest expense on the note payable declined due to mortgage principal amortization. Commercial property expense declined due to lower repair and maintenance expense at Creekside Business Park. Depreciation expense remained constant. In addition, interest expense on Promissory Notes declined by $425,000 due to the redemption of Promissory Notes and general and administrative expenses declined by $189,000 due to a reduction in asset management costs.

Three Months Ended June 30, 1995 vs. June 30, 1994

Operating results (before minority interest in joint ventures' operations) improved by $297,000 for the three months ended June 30, 1995, as compared to 1994, due to a decrease in revenue of $631,000 which was more than offset by a decrease in expenses of $928,000. Operating results improved due to the disposition of Registrant's Winding Creek Village Apartments in December 1994 and the redemption of Promissory Notes in 1994.

With respect to the remaining property, commercial operating revenues increased by $15,000 for the three months ended June 30, 1995, as compared to 1994, due to an adjustment of estimated billbacks at Creekside Business park in the prior year comparative period. Interest income decreased by $20,000 for the three months ended June 30, 1995, as compared to 1994, due to a decrease in average working capital reserves available for investment which was slightly offset by an increase in interest rates.


The decrease in expenses, with respect to the remaining property, for the three months ended June 30, 1995, as compared to 1994, is due to a decrease in commercial property expense of $21,000. Commercial property expense declined due to lower repair and maintenance expenses at Creekside Business Park. Depreciation expense and interest expense on the note payable remained constant. In addition, interest expense on Promissory Notes decreased by $148,000 due to the redemption of Promissory Notes and general and administrative expenses declined by $128,000 due to a reduction in asset management costs.



                                   10 of 13

           PREFERRED PROPERTIES FUND 80 - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this Report, together with occupancy and room rate data, follows:

                         PREFERRED PROPERTIES FUND 80

                        OCCUPANCY AND ROOM RATE SUMMARY


                                                              Average
                                                         Occupancy Rate (%)
                                                   -----------------------------
                                                    Six Months     Three Months
                                          Date        Ended            Ended
                                           of        June 30,         June 30,
Name and Location               Size    Purchase   1995    1994     1995    1994
- -----------------               ----    --------   ----    ----     ----    ----
Commercial Buildings:

Creekside Business Park  (1)    79,300    10/80     100     100      100     100
 Buildings #1 and #2            sq. ft.
Milpitas, California




(1) On January 3, 1995, Registrant acquired the 40% minority interest in the joint venture which owns the property.





                                   11 of 13

           PREFERRED PROPERTIES FUND 80 - FORM 10-Q - JUNE 30, 1995

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

      No reports on Form 8-K were required to be filed during the period.



                                   12 of 13

           PREFERRED PROPERTIES FUND 80 - FORM 10-Q - JUNE 30, 1995


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



                              PREFERRED PROPERTIES FUND 80

                              By: MONTGOMERY REALTY COMPANY - 80,
                                  its General Partner

                              By: FOX REALTY INVESTORS,
                                  the managing general partner of the
                                  General Partner

                              By: NPI Equity Investments II, Inc.,
                                  managing partner



                              /S/ARTHUR N. QUELER
                              Secretary/Treasurer and Director
                              (Principal Financial Officer)


                                   13 of 13