Form 10-Q
period 1995-09-30
PREFERRED PROPERTIES FUND 80
filed 1995-11-13
CIK 312903

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  September 30, 1995

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

       Registrant's telephone number, including area code (770) 916-9090

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No ______

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.
                                    1 of 15

         PREFERRED PROPERTIES FUND 80 - FORM 10-Q - SEPTEMBER 30, 1995

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets
                                                 September 30,   December 31,
                                                      1995           1994
Assets

Cash and cash equivalents                        $     691,000   $   2,498,000
Other assets                                            18,000         140,000

Real Estate:

   Real estate                                       5,345,000       4,620,000
   Accumulated depreciation                         (1,719,000)     (1,635,000)
                                                 -------------   -------------
Real estate, net                                     3,626,000       2,985,000

Deferred costs, net                                     60,000          25,000
                                                 -------------   -------------
   Total assets                                  $   4,395,000   $   5,648,000
                                                 =============   =============
Liabilities and Partners' Deficit

Notes payable                                    $   5,430,000   $   5,476,000
Accrued expenses and other liabilities                 118,000         203,000
Promissory Notes:
   Principal                                           272,000         514,000
   Deferred interest payable                           197,000         373,000
                                                 -------------   -------------
   Total liabilities                                 6,017,000       6,566,000
                                                 -------------   -------------
Minority interest in joint venture                        -           (706,000)
                                                 -------------   -------------
Partners' deficit:

General partner's deficit                             (879,000)       (874,000)
Limited partners' (deficit) equity (19,997 units
  outstanding at September 30, 1995 and
    December 31, 1994)                                (743,000)        662,000
                                                 -------------   -------------
   Total partners' deficit                          (1,622,000)       (212,000)
                                                 -------------   -------------
   Total liabilities and partners' deficit       $   4,395,000   $   5,648,000
                                                 =============   =============

                See notes to consolidated financial statements.

                                    2 of 15

         PREFERRED PROPERTIES FUND 80 - FORM 10-Q - SEPTEMBER 30, 1995

Consolidated Statements of Operations
                                                   For the Nine Months Ended
                                                 September 30,   September 30,
                                                      1995            1994
Revenues:
   Room revenue                                  $        -      $   1,442,000
   Food and beverage revenue                              -            740,000
   Other operating revenue                                -            105,000
   Commercial operations                               647,000       2,874,000
   Interest income                                      60,000          80,000
   Disposition of rental properties                       -         13,899,000
                                                 -------------   -------------
     Total revenues                                    707,000      19,140,000
                                                 -------------   -------------
Expenses:
   Room expenses                                          -            270,000
   Food and beverage expenses                             -            596,000
   Other operating expenses                               -            831,000
   Commercial expense                                  110,000       1,108,000
   Interest                                            410,000       1,870,000
   Depreciation                                         84,000         730,000
   General and administrative                          212,000         399,000
   Provision for impairment of value                      -          1,444,000
                                                 -------------   -------------
     Total expenses                                    816,000       7,248,000
                                                 -------------   -------------
(Loss) income before minority interest in joint
   ventures' operations and extraordinary item        (109,000)     11,892,000

Minority interest in joint ventures' operations           -            156,000
                                                 -------------   -------------
(Loss) income before extraordinary item               (109,000)     12,048,000

Extraordinary item:
   Gain on extinguishment of debt                         -          5,163,000
                                                 -------------   -------------
Net (loss) income                                $    (109,000)  $  17,211,000
                                                 =============   =============
Net (loss) income per limited partnership unit:
   (Loss) income before extraordinary item       $       (5.20)  $      572.33

   Extraordinary item                                     -             245.29
                                                 -------------   -------------
   Net (loss) income                             $       (5.20)  $      817.62
                                                 =============   =============
Distribution per limited partnership unit        $       65.06   $         -
                                                 =============   =============

                See notes to consolidated financial statements.

                                    3 of 15

         PREFERRED PROPERTIES FUND 80 - FORM 10-Q - SEPTEMBER 30, 1995

Consolidated Statements of Operations
                                                 For the Three Months Ended
                                                September 30,   September 30,
                                                     1995            1994
Revenues:

   Commercial operations                        $     208,000   $     873,000
   Interest income                                      7,000          22,000
                                                -------------   -------------
     Total revenues                                   215,000         895,000
                                                -------------   -------------
Expenses:

   Commercial expense                                  30,000         328,000
   Interest                                           137,000         313,000
   Depreciation                                        27,000         172,000
   General and administrative                          73,000          70,000
                                                -------------   -------------
     Total expenses                                   267,000         883,000
                                                -------------   -------------
(Loss) income before minority interest in joint
   ventures' operations                               (52,000)         12,000

Minority interest in joint ventures' operations          -            (34,000)
                                                -------------   -------------
   Net (loss)                                   $     (52,000)  $     (22,000)
                                                =============   =============
   Net (loss) per limited partnership unit      $       (2.45)  $       (1.05)
                                                =============   =============

                See notes to consolidated financial statements.

                                    4 of 15

         PREFERRED PROPERTIES FUND 80 - FORM 10-Q - SEPTEMBER 30, 1995

Consolidated Statements of Cash Flows
                                                  For the Nine Months Ended
                                                  September 30,   September 30,
                                                       1995            1994
Operating Activities:

Net (loss) income                                 $    (109,000)  $  17,211,000
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
   Disposition of rental properties                        -        (13,899,000)
   Extraordinary gain on extinguishment of debt            -         (5,163,000)
   Depreciation and amortization                         91,000       1,188,000
   Minority interest in joint ventures'
    operations                                             -           (156,000)
   Interest payable to joint venture partner
    added to principal                                     -              6,000
   Deferred interest on non-recourse promissory
    notes                                                  -            370,000
   Provision for impairment of value                       -          1,444,000
   Deferred costs paid                                  (42,000)        (27,000)
   Interest payable to affiliates of the general
    partner                                                -         (3,001,000)
Changes in operating assets and liabilities:
   Other assets                                         122,000         611,000
   Accrued expenses and other liabilities               (85,000)     (2,373,000)
                                                  -------------   -------------
Net cash (used in) operating activities                 (23,000)     (3,789,000)
                                                  -------------   -------------
Investing Activities:

Proceeds from sale of properties                           -         28,393,000
Restricted cash                                            -            238,000
                                                  -------------   -------------
Cash provided by investing activities                      -         28,631,000
                                                  -------------   -------------

Financing Activities:

Payments on notes payable to affiliates of the
   general partner                                         -         (6,373,000)
Satisfaction of notes payable                              -        (12,566,000)
Notes payable principal payments                        (46,000)        (74,000)
Joint venture partner distributions                      (9,000)       (593,000)
Retirement of promissory notes                         (418,000)     (5,590,000)
Purchase of minority interest in joint venture          (10,000)       (860,000)
Cash distributions to limited partners               (1,301,000)           -
                                                  -------------   -------------
Cash (used in) financing activities                  (1,784,000)    (26,056,000)
                                                  -------------   -------------
Decrease in Cash and Cash Equivalents                (1,807,000)     (1,214,000)

Cash and Cash Equivalents at Beginning of Period      2,498,000       2,498,000
                                                  -------------   -------------
Cash and Cash Equivalents at End of Period        $     691,000   $   1,284,000
                                                  =============   =============
Supplemental Disclosure of Cash Flow Information:
   Interest paid in cash during the period        $     586,000   $   6,812,000
                                                  =============   =============
Supplemental Disclosure of Non-Cash Financing
   and Investing Activities:
   Mortgage assumed on property sale              $         -     $   1,231,000
                                                  =============   =============
   Purchase of minority interest (See note 4)

                See notes to consolidated financial statements.

                                    5 of 15

         PREFERRED PROPERTIES FUND 80 - FORM 10-Q - SEPTEMBER 30, 1995

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

       The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except for the transactions discussed in Notes 4, 6 and 7.

       The results of operations for the nine and three months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

       On August 17, 1995, the stockholders of National Property Investors, Inc. ("NPI, Inc."), the sole shareholder of NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of Fox Realty Investors, the general partner of the Partnership's general partner, entered into an agreement to sell to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), all of the issued and outstanding stock of NPI, Inc. The sale of the stock is subject to the satisfaction of certain conditions and is scheduled to close in January 1996.

2.     Transactions with Related Parties

       An affiliate of NPI Equity received reimbursement of administrative expenses amounting to $116,000 and $181,000 during the nine months ended September 30, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

3.     Promissory Notes Payable

       During the nine months ended September 30, 1995 and 1994, the Partnership paid $418,000 and $5,590,000, respectively, including accrued and deferred interest, for the redemption of promissory notes.

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

                                    6 of 15

         PREFERRED PROPERTIES FUND 80 - FORM 10-Q - SEPTEMBER 30, 1995

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     Distributions

       On February 15, 1995, the Partnership distributed $1,301,000 ($65.06 per unit) to the limited partners from the proceeds of the sale of Winding Creek Village Apartments in December 1994.

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

8.     Commitment and Contingency

       A tenant's lease, which had been scheduled to expire on January 31, 1996, was extended for approximately five years, with lease payments beginning at approximately $265,000 per annum. As part of the agreement, the tenant was granted an option to purchase Creekside Business Park Building #1 for $2,777,000. The building represents 42% of Registrant's leaseable space. The option expires on April 1, 1996.

                                    7 of 15

         PREFERRED PROPERTIES FUND 80 - FORM 10-Q - SEPTEMBER 30, 1995

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     Class Action Lawsuit

       In August 1995, a former holder of Registrant's 10 Percent Nonrecourse Promissory Notes due June 30, 1994 (the "Notes") who tendered its Notes to Wheatley Ventures Inc. ("Wheatley") pursuant to Wheatley's tender offer for the Notes in August 1993, brought a purported class action lawsuit against, among others, the Managing General Partner of the Partnership. The Managing General Partner believes that the claims brought by the plaintiffs are without merit and intends to vigorously defend this action. Pursuant to the terms of the partnership agreement, the Managing General Partner is entitled to seek indemnification from the Partnership for its costs in defending this action. The Partnership's potential liability for the cost of defending this action cannot be determined at this time.

                                    8 of 15

         PREFERRED PROPERTIES FUND 80 - FORM 10-Q - SEPTEMBER 30, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

This item should be read in conjunction with the Consolidated Financial

Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant's remaining real estate property, Creekside Business Park, is leased to two tenants. One tenant's lease, which had been scheduled to expire on January 31, 1996, was extended, for approximately five years, with lease payments beginning at approximately $265,000 per annum. As part of the agreement, the tenant was granted an option to purchase Creekside Business Park Building #1 for $2,777,000. The building represents 42% of Registrant's leaseable space. The option expires on April 1, 1996. The second tenant's lease expires on September 30, 1997. The property is located in Milpitas, California. Registrant receives rental income from its property and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of November 1, 1995, nine of the ten properties originally purchased by Registrant were sold or otherwise disposed. Registrant's remaining property generated negative cash flow from operations during the nine months ended September 30, 1995, due to the payment of leasing commissions.

Registrant uses working capital reserves provided from any undistributed cash flow from operations, refinancing and sales of properties as its primary source of liquidity. Registrant plans to use any excess cash from operations for potential debt modification or refinancing. There has been no excess cash from operations available for distribution to the limited partners during 1995. Registrant did, however, distribute $1,301,000 ($65.06 per unit) to limited partners in February 1995 from proceeds received from the December 16, 1994 sale of Winding Creek Village Apartments. It is not currently anticipated that Registrant will make distributions from operations in the near future. Working capital reserves will be used to satisfy Registrant's remaining Promissory Note obligations and other expenses.

The level of liquidity based upon cash and cash equivalents experienced a $1,807,000 decrease at September 30, 1995, as compared to December 31, 1994. Registrant used $23,000 of cash for operating activities and $1,784,000 of cash was used in financing activities. Registrant's cash used in financing activities consisted of $46,000 of note payable principal payments, $418,000 of cash used to retire Promissory Notes, $10,000 of cash used for the purchase of a minority interest in a joint venture, $9,000 of distributions to a joint venture partner and $1,301,000 of cash distributions to the limited partners. Registrant has no plans for material capital improvements during the next twelve months. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

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

                                    9 of 15

         PREFERRED PROPERTIES FUND 80 - FORM 10-Q - SEPTEMBER 30, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Liquidity and Capital Resources (Continued)

30, 1997. The mortgage encumbering Registrant's Creekside property matures in 1998, however, a tenant's lease, representing 58% of leasable space, expires prior to the mortgage due date. Registrant does not expect to be able to continue its debt service payments unless this lease is either extended or replaced. In that case, if the loan is not refinanced or modified, or the property sold, Registrant could lose this property through foreclosure.

On August 17, 1995, the stockholders of NPI, Inc., the sole shareholder of NPI Equity, agreed to sell to Insignia all of the issued and outstanding stock of NPI, Inc. The consummation of this transaction is subject to the satisfaction of certain conditions (including, third party consents and other conditions not within the control of the parties to the agreement) and is scheduled to close in January 1996. Upon closing, it is expected that Insignia will elect new officers and directors of NPI Equity. The Managing General Partner does not believe these transactions will have a significant effect on Registrant's liquidity or results of operation.

In August 1995, a former holder of Registrant's 10 Percent Non-recourse Promissory Notes due June 30, 1994 who tendered its Notes to Wheatley, pursuant to Wheatley's tender offer for the Notes in August 1993, brought a purported class action lawsuit against, among others, the Managing General Partner of Registrant (see Part II, Item I, "Legal Proceedings). Pursuant to the terms of Registrant's partnership agreement, the Managing General Partner is entitled to seek indemnification from Registrant for its costs in defending this action. The potentially significant negative effect on Registrant's liquidity, capital resources and results of operations cannot be determined at this time.

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

Real Estate Market

The California real estate market has suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to refinance or sell its remaining property may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Despite the weak rental market, management anticipates that increases in revenue will exceed increases in expenses during the next twelve months. Furthermore, management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies should create a more favorable market value for Registrant's remaining property in the future.

                                   10 of 15

         PREFERRED PROPERTIES FUND 80 - FORM 10-Q - SEPTEMBER 30, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Results of Operations

Nine Months Ended September 30, 1995 vs. September 30, 1994

Operating results (before minority interest in joint ventures' operations and extraordinary gain on extinguishment of debt) declined by $12,001,000 for the nine months ended September 30, 1995, as compared to 1994, due to a decrease in revenues of $18,433,000 which was only partially offset by a decrease in expenses of $6,432,000. Operating results declined due to the $13,899,000 gain on sale of properties.

With respect to the remaining property, commercial operation revenues increased by $38,000 for the nine months ended September 30, 1995, as compared to 1994, due to an increase in rental rates. Interest income, with respect to the remaining property, decreased by $8,000 for the nine months ended September 30, 1995, as compared to 1994, due to lower average working capital reserves available for investment.

The decrease in expenses, with respect to the remaining property, for the nine months ended September 30, 1995, as compared to 1994, is due to decreases in interest expense (on the note payable) of $6,000 and commercial property expense of $7,000. Interest expense on the note payable declined due to mortgage principal amortization. Commercial property expense declined due to lower repair and maintenance expense at Creekside Business Park. Depreciation expense remained constant. In addition, interest expense on Promissory Notes declined by $425,000 due to the redemption of Promissory Notes and general and administrative expenses declined by $187,000 due to a reduction in asset management costs.


Three Months Ended September 30, 1995 vs. September 30, 1994

Operating results (before minority interest in joint ventures' operations) declined by $64,000 for the three months ended September 30, 1995, as compared to 1994, due to a decrease in revenues of $680,000 which was only partially offset by a decrease in expenses of $616,000. Operating results declined due to the disposition of Registrant's Winding Creek Village Apartments in December 1994.

With respect to the remaining property, commercial operation revenues increased by $42,000 for the three months ended September 30, 1995, as compared to 1994, due to an increase in rental rates. Interest income, with respect to the remaining property, decreased by $12,000 for the three months ended September 30, 1995, as compared to 1994, due to a lower average working capital reserves available for investment.

The increase in expenses, with respect to the remaining property, for the three months ended September 30, 1995, as compared to 1994, is due to an increase in commercial operations of $23,000, which was slightly offset by a decrease in interest expense (on the note payable) of $2,000. Commercial property expense increased due to higher repair and maintenance expense at Creekside Business Park during the prior year comparative period. Interest expense on the note payable declined due to mortgage principal amortization. Depreciation expense remained constant. In addition, general and administrative expenses increased by $3,000.

                                   11 of 15

         PREFERRED PROPERTIES FUND 80 - FORM 10-Q - SEPTEMBER 30, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this Report, together with occupancy and room rate data, follows:

                         PREFERRED PROPERTIES FUND 80

                        OCCUPANCY AND ROOM RATE SUMMARY

                                                        Average
                                                    Occupancy Rate (%)
                                               -----------------------------
                                                Nine Months    Three Months
                                       Date        Ended           Ended
                                        of     September 30,   September 30,
Name and Location             Size   Purchase   1995   1994     1995   1994
-----------------             ----   --------   ----   ----     ----   ----
Commercial Buildings:

Creekside Business Park (1)  79,300   10/80     100    100      100    100
Milpitas, California         sq. ft.

(1) On January 3, 1995, Registrant acquired the 40% minority interest in the joint venture which owns the property.

                                   12 of 15

         PREFERRED PROPERTIES FUND 80 - FORM 10-Q - SEPTEMBER 30, 1995

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Dorothy M. Kaufman and Deanne R. Erickson, Trustee of the Kaufman Family 1981 Trust, dated October 21, 1981, on behalf of themselves and all others similarly situated v. Northern Trust Bank of California, N. A., et. al., Superior Court of California, County of Santa Clara (Case No. CV751777).

         The plaintiff in this action is a former holder of Registrant's 10 Percent Non-recourse Promissory Notes due June 30, 1994 (the "Notes") who tendered its Notes to Wheatley Ventures Inc. ("Wheatley") pursuant to Wheatley's tender offer for the Notes in August 1993. The plaintiff purports to represent itself and all other tendering noteholders. The complaint was filed in August 1995 and alleges, among other things, that the Managing General Partner breached its fiduciary duty to the tendering noteholders and interfered with their prospective economic advantage if they continued to hold the Notes. The Managing General Partner believes that the claims brought by the plaintiff are without merit and intends to vigorously defend this action. Pursuant to the terms of Registrant's partnership agreement, the Managing General Partner is entitled to seek indemnification from Registrant for its costs in defending this action.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              2. NPI, Inc. Stock Purchase Agreement dated as of August 17,
                 1995 incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.

         (b)  Report on Form 8-K

              On August 24, 1995, Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to the sale of the stock of NPI, Inc. (Item 1, Change in Control).

                                   13 of 15

         PREFERRED PROPERTIES FUND 80 - FORM 10-Q - SEPTEMBER 30, 1995

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PREFERRED PROPERTIES FUND 80

                               By: MONTGOMERY REALTY COMPANY 80,
                                   A California General Partnership,
                                   its general partner

                               By: FOX REALTY INVESTORS,
                                   A California General Partnership,
                                   its managing general partner

                               By: NPI Equity Investments II, Inc.,
                                   A Florida Corporation,
                                   its managing partner

                               /S/ARTHUR N. QUELER
                               Secretary/Treasurer and Director
                               (Principal Financial Officer)

                                   14 of 15


         PREFERRED PROPERTIES FUND 80 - FORM 10-Q - SEPTEMBER 30, 1995

                                 EXHIBIT INDEX

Exhibit                                               Page No.
-------                                               --------

2.  NPI, Inc. Stock Purchase Agreement                    *
      dated August 17, 1995

* Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.

                                   15 of 15