Form 10-K
period 1995-12-31
PREFERRED PROPERTIES FUND 80
filed 1996-03-29
CIK 312903

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1995, or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____ to _________________

         Commission file number 0-9508

                         PREFERRED PROPERTIES FUND 80
          (Exact name of the Registrant as specified in its charter)


                     CALIFORNIA                              94-2599964
             (State or other jurisdiction                 (I.R.S. Employer
           of incorporation or organization)             Identification No.)

             One Insignia Financial Plaza
                     P.O. Box 1089
               Greenville, South Carolina                      29602
         (Address of principal executive offices)            (Zip Code)

the Registrant's telephone number, including area code:       (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Limited
                                                              Partnership Units

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

         No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.


                  DOCUMENTS INCORPORATED HEREIN BY REFERENCE:

(1) Prospectus dated February 12, 1980 and thereafter supplemented as of April 2, 1980, and May 30, 1980 (the "Initial Prospectus"), and Prospectus dated July 1, 1980, and thereafter supplemented as of July 3, 1980, August 14, 1980, and September 19, 1980, (the "Final Prospectus") incorporated in Parts I and IV.



                         PREFERRED PROPERTIES FUND 80
                            (A limited partnership)

                                         PART I

Item 1.  Business.

         Preferred Properties Fund 80 (the "Registrant") was organized in 1979 as a California limited partnership under the California Uniform Limited Partnership Act. The general partner of the Registrant is Montgomery Realty Company-80, a California limited partnership of which Fox Realty Investors ("FRI"), a California general partnership, is the general partner and Montgomery Realty Corporation, a California corporation, is the co-general partner.

         The Registrant's Registration Statement, filed pursuant to the Securities Act of 1933, (No. 2-65332) was declared effective by the Securities and Exchange Commission on February 12, 1980. The securities of the Registrant have been marketed pursuant to (i) its Prospectus dated February 12, 1980, and thereafter supplemented as of April 2, 1980, and May 30, 1980 (the "Initial Prospectus"), and (ii) its Prospectus dated July 1, 1980, and thereafter supplemented as of July 3, 1980, August 14, 1980, and September 19, 1980 (the "Final Prospectus").

         The principal business of the Registrant is and has been to acquire (either directly or through joint ventures), hold for investment, and ultimately sell two types of income-producing real properties: (1) office, industrial and residential properties; and (2) hotel and other lodging properties. The Registrant is a "closed" limited partnership real estate syndicate of the unspecified asset type. For a further description of the Registrant's business see the sections entitled "Risk Factors" and "Investment Objectives and Policies" in the Final Prospectus.

         Beginning in February 1980 through December 1980, the Registrant offered and sold $19,997,000 in Limited Partnership Units and $19,651,000 in Nonrecourse Promissory Notes ("Nonrecourse Promissory Notes" or "Promissory Notes"). Principal payments to the Promissory Note holders of $2,260,000 were made in fiscal year 1986, $6,858,000 in fiscal year 1987 and $3,972,000 in fiscal year 1988. On March 20, 1994, the Registrant called the Promissory Notes for redemption at a price equal to the outstanding principal amount plus accrued and default interest thereon. As of December 31, 1995, holders of 8,896.5 of the remaining 9,644.5 Promissory Notes have redeemed, and the Registrant has paid $5,071,626 (including $2,101,441 of accrued and deferred interest) for the redemption of the Notes.

         The net proceeds of this offering were used to purchase interests in ten income-producing real properties. The Registrant's original property portfolio was geographically diversified with properties acquired located in five states. The acquisition activities of the Registrant were substantially completed in September 1981, and since then the principal activity of the Registrant has been managing and disposing of its portfolio. In the period July 1986 through December 1989, two apartment and two hotel properties were sold and one office building was acquired by the lender through foreclosure. One apartment complex was sold in February 1994, a commercial property and a hotel were sold in March 1994, and the remaining apartment complex was sold in December 1994. The Registrant's remaining asset is the Creekside Business Park. See "Item 2" below for a description of the Registrant's properties and operating data regarding such properties.

         The Registrant is involved in only one industry segment, as described above. The business of the Partnership is not seasonal. The Registrant does not engage in any foreign operations or derive revenues from foreign sources.

         Both the income and expenses of operating the remaining property owned by the Registrant are subject to factors outside of the Registrant's
control,   such  as  oversupply  of  similar  properties   resulting  from
overbuilding, increases in unemployment or population shifts, changes in zoning laws, or changes in patterns of needs of users.

         The Registrant is affected by and subject to the general competitive conditions of the commercial and industrial industries. In addition, the Registrant's remaining property competes in an area which contains numerous other properties which may be considered competitive, and may affect the ability of the Registrant to sell its remaining property and its sales price.

         The Registrant maintains property and liability insurance on its remaining property which the Registrant believes to be adequate.

         The  Registrant  monitors  its  properties  for  evidence  of
pollutants,   toxins  and  other  dangerous substances,  including  the
presence of asbestos. In no case has the Registrant received notice that it is a potentially responsible party with respect to an environmental clean up site.

Property Matters.

         In January 1994, the Registrant acquired the 40% minority interest in the joint venture which owned the Plaza San Antonio for $860,000 (including accrued interest). The carrying value of the property (prior to its sale) was increased by $318,000 as a result of the acquisition.

         The mortgage securing the Winding Creek Apartments was sold to a third party. As a result of negotiations with the successor lender in February 1994, the principal balance of the mortgage was reduced from $9,306,000 to $8,493,000. The resulting reduction in principal of $818,000 was recorded as an extraordinary gain on the extinguishment of debt.

         In February 1994, Valley View Apartments was sold for $6,500,000. After payment of the existing loan of $4,685,000, deferred interest of $708,000 and closing expenses of $38,000, the proceeds to the Registrant were approximately $1,069,000. The sale resulted in a gain of $2,140,000.

         In March 1994, Plaza San Antonio was sold for $22,300,000. After payment of the existing first mortgage of $6,600,000 and a $179,000 prepayment penalty, $1,500,000 borrowed under a line of credit, a $408,000 note payable to affiliates of the general partner and $223,000 of interest accrued thereon, and closing expenses of $132,000, the proceeds to the Registrant were $13,258,000. The sale resulted in a gain of $11,760,000.

         In March 1994, Corporate Center Business Park was sold for $1,500,000. The buyer assumed the existing mortgage with a balance of $1,231,000. After payment of closing expenses of approximately $40,000, notes payable of $65,000 to an affiliate of the general partner plus $34,000 of accrued interest thereon, the proceeds were $130,000. The sale resulted in a loss of $3,000.

         On December 16, 1994, Winding Creek Village Apartments was sold to a third party unaffiliated with the Registrant. The property was originally purchased by Winding Creek Associates, a joint venture in which the Registrant has a 50% interest in September 1981. The Registrant's joint venture partner in Winding Creek Associates is an unaffiliated entity. Net proceeds from the sale after accounting for the assumption by the purchasers of the mortgage loan encumbering the property of approximately $8,434,000, payment to the Registrant's joint venture partner of its interest pursuant to the Joint Venture Agreement of $1,879,000 and deduction of closing costs of $131,000 (including a brokerage fee to an unaffiliated third party of $63,000), amounted to approximately $2,161,000 to the Registrant. The sale resulted in a gain of approximately $2,595,000, of which the Registrant's share of the gain was approximately $1,979,000.

         In January 1995, a newly formed, wholly owned subsidiary of the Registrant acquired the joint venture interest of its partner in Creekside Business Park for $10,000. The carrying value of the property was increased by $725,000. The basis increase in the real estate is comprised of the receivable from the joint venture partner of $706,000 (as of December 31, 1994), $9,000 of distributions to the joint venture partner and the $10,000 cash purchase price. A tenant's lease, which had been scheduled to expire on January 31, 1996, was extended for approximately five years, with lease payments beginning at approximately $265,000 per annum. As part of the agreement, the tenant was granted an option to purchase Creekside Business Park Building #1 for $2,777,000. The building represents 42% of the Registrant's leaseable space. The option expires on April 1, 1996.

Non-Recourse Notes.

         The Nonrecourse Promissory Notes were secured by a subordinate lien on all the Registrant properties and improvements owned directly by the Registrant and on all joint venture interests, where the property was owned by a joint venture. The original balance of the Promissory Notes was $19,651,000. The remaining principal balance on these Notes was $6,561,000 with accrued interest of $4,260,000 as of December 31, 1993, and the notes were in default. The Promissory Notes bore interest at ten percent per annum. Beginning with the quarterly interest payment due on April 15, 1989 to Promissory Note holders, the Registrant suspended interest payments. Such suspension was an event of default under the Trust Indenture and resulted in, among other things, the Trustee having the power to declare the Promissory Notes due and to foreclose on the the Registrant assets securing the notes. The Trustee, at that time, concurred that foreclosure would not be in the best interest of the Promissory Note holders because, under the then current market conditions, it was unlikely that the amount realized from the sale of the Registrant's remaining properties would be sufficient to fully repay the outstanding principal balance of the Promissory Notes and accrued and deferred interest. Such concurrence permitted the Registrant to continue a long term ownership strategy which, the Registrant anticipated, would benefit the Promissory Note holders. Pursuant to the Seventh Supplemental Indenture dated as of July 20, 1993, the Indenture was amended to separate the right to receive Residual Interest Income from the right to receive payments of interest and principal under the Promissory Notes. On August 20, 1993, Wheatley Ventures, Inc. ("Wheatley"), an affiliate of NPI Equity Investments II, Inc. ("NPI Equity II"), in accordance with an agreement between it and the Registrant, commenced a tender offer to purchase up to 75 percent of the Promissory Notes (exclusive of the right to receive Residual Interest
Income), at a cash price of $75 per $333.86 outstanding principal balance of the Promissory Notes. The tender offer expired on November 29, 1993. Pursuant to the tender offer, Wheatley acquired 50.92% of the outstanding Promissory Notes having an outstanding principal amount of $3,341,000 and accrued interest of $2,169,000. Wheatley's agreement with the Registrant provided that the Registrant would not be obligated to make any additional payments to Wheatley on account of its Promissory Notes acquired in the tender offer after Wheatley had received payment from the Registrant equal to the purchase price of such Promissory Notes, plus all out-of-pocket expenses incurred by Wheatley in connection with the tender offer, plus a return of 10 percent per annum on the foregoing amounts. On March 20, 1994, the Registrant called the balance of the Promissory Notes for redemption at a price equal to the outstanding principal amount plus accrued interest thereon through March 31, 1994. The Registrant paid $1,189,000 to Wheatley to satisfy the Promissory Notes it had previously acquired. The resulting discount of $4,321,000 on retiring the Promissory Notes has been recorded as an extraordinary gain on extinguishment of debt. The cash required to redeem the Promissory Notes was obtained from the proceeds of the sale of properties discussed under Item 1 "Property Matters". As of December 31, 1995, holders of 8,896.5 of the remaining 9,644.5 Promissory Notes have redeemed, and the Registrant has paid $5,071,626 (including $2,101,441 of accrued and deferred interest) for the redemption of the notes.

Employees

         Management services were performed for the Registrant at its residential properties by on-site personnel who were employees of NPI-AP Management, L.P. ("NPI-AP"), an affiliate of the managing general partner, which directly managed the Registrant's residential properties until 1994 when the Registrant's last residential property was sold. The Registrant's remaining property is managed by a third party management company.

Change in Control

         From March 1988 to December 1993, the Registrant's affairs were managed by Metric Management, Inc. ("MMI") or its predecessor. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Registrant's Managing General Partner assumed responsibility for the real estate advisory and asset management services to the Registrant. As advisor, such affiliate provides all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing.


         On December 6, 1993, NPI Equity II became the managing partner of FRI and assumed operational control over Fox Capital Management Corporation ("FCMC"), an affiliate of FRI. As a result, NPI Equity II became responsible for the operation and management of the business and affairs of the Registrant and the other investment partnerships sponsored by FRI and/or FCMC. NPI Equity II is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI, Inc."). The individuals who had served previously as partners of FRI and as officers and directors of FCMC contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such partners continue to hold indirectly certain economic interests in the Registrant and such other investment partnerships, but ceased to be responsible for the operation and management of the Registrant and such other partnerships.

         In connection with the acquisition by NPI Equity II of management and control of FRI and FCMC, NPI Realty Advisors, Inc. ("NPI Realty"), an affiliate of NPI Equity II, acquired an aggregate of approximately $10,800,000 of loans made by FRI and FCMC to the Registrant and certain other affiliated partnerships (the "Fox Advances"), including loans aggregating $6,673,000 to the Registrant. The aggregate purchase price for such loans was equal to the sum of the outstanding principal amount of, and all accrued and unpaid interest on, such loans. The purchase price was paid by a $3,000,000 cash down payment and delivery to FRI and FCMC of two promissory notes due December 16, 1999, in the aggregate principal amount of $7,796,761.41. The promissory notes were secured by the Fox Advances and general partner interest of NPI Equity II in FRI. Interest on the promissory notes accrued at a rate equal to the lower of 9% per annum or the prime rate of interest as announced from time to time by Bank of America, N.T. & S.A. As of December 1994, the promissory notes had been paid in full.

         On October 12, 1994, NPI, Inc. sold one-third of the stock of NPI, Inc. to an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"). Apollo was entitled to designate three of the seven directors of NPI Equity II. In addition, the approval of certain major actions on behalf of the Registrant required the affirmative vote of at least five directors of NPI Equity II.

         On August 17, 1995, the stockholders of NPI, Inc. entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insiginia Financial Group, Inc., a Delaware corporation ("Insignia"), all of the issued and outstanding common stock of NPI, Inc. for an aggregate purchase price of $1,000,000. NPI, Inc. is the sole shareholder of NPI Equity II, the general partner of FRI, the entity which controls the general partner of the Registrant. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

         Upon the Closing, the officers and directors of NPI, Inc. and NPI Equity II resigned and an affiliate of Insignia caused new officers and directors of each of those entities to be elected. See "Item 10, Directors and Executive Officers of the Registrant."

Item 2.  Properties.


         A description of the property in which the Registrant has an ownership interest is as follows:

                                   Date of
Name and Location                  Purchase         Type                Size
                                   --------         ----                ----
Creekside Business Park (1)(2)     10/80            Industrial          79,000
     McCarthy Boulevard &                           Park                sq.ft.
     Cottonwood Drive
     Milpitas, California
________________

(1) Property was owned by a joint venture in which the Registrant had a controlling interest.
(2) In January 1995, the Registrant acquired the joint venture partner's interest in the property.

         See "Item 8, Consolidated Financial Statements and Supplementary Data - Note 8", for information regarding any encumbrances to which the property of the Registrant is subject.


         An occupancy rate summary is set forth in the chart following:

                         PREFERRED PROPERTIES FUND 80
                            OCCUPANCY RATE SUMMARY
             For the Years Ended December 31, 1995, 1994 and 1993


                                            Occupancy Rate at December 31(%)
                                            --------------------------------
                                               1995       1994       1993
                                               ----       ----       ----
COMMERCIAL BUILDINGS:
Creekside Business Park.....................   100        100        100


                         PREFERRED PROPERTIES FUND 80
                            SIGNIFICANT TENANTS (1)
                               December 31, 1995
                                                         Annualized
                         Square   Nature of  Expiration  Base Rent    Renewal
                         Footage  Business    of Lease   Per Year(2)  Options(3)
                         -------  --------    --------   -----------  ----------
Creekside Business Park
      I.C. Sensors (4)    33,922   Computer      2000      $265,000      1-5 Yr
      LSI Logic           20,712   Computer      1997      $405,528      1-5 Yr

(1)   Tenant occupying 10% or more of total rentable square footage of property.
(2) Represents annualized base rent excluding additional rent due as operating expense reimbursements, percentage rents and future contractual escalations.
(3) The first amount represents the number of renewal options. The second amount represents the length of each option.
(4) Tenant was granted an option to purchase Building #1 for $2,770,000, exercisable until April 1, 1996.




Item 3.  Legal Proceedings.

         Dorothy M. Kaufman and Deanne R. Erickson, Trustee of the Kaufman Family 1981 Trust, dated October 21, 1981, on behalf of themselves and all others similarly situated v. Northern Trust Bank of California, N.A., Montgomery Realty Company-80, a California limited partnership, Fox Realty Investors, a California general partner, et. al., Superior Court of California, County of Santa Clara (Case No. CV751777).

         The plaintiff in this action is a former holder of the  Registrant's
10 Percent Non-recourse Promissory Notes due June 30, 1994 (the "Notes") who tendered its Notes to Wheatley Ventures Inc. ("Wheatley") pursuant to Wheatley's tender offer for the Notes in August 1993. The plaintiff purports to represent itself and all other tendering noteholders. The complaint was filed in August 1995 and alleges, among other things, that the Managing General Partner breached its fiduciary duty to the tendering noteholders and interfered with their prospective economic advantage if they continued to hold the Notes. The Managing General Partner believes that the claims brought by the plaintiff are without merit and intends to vigorously defend this action. Pursuant to the terms of the Registrant's partnership agreement, the Managing General Partner is entitled to seek indemnification from the Registrant for its costs in defending this action.


Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this Report.




                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

         The Limited Partnership Unit holders and Promissory Note holders are entitled to certain distributions as provided in the Partnership Agreement.
No market for Limited Partnership Units and Promissory Notes exists, nor is expected to develop. To date, limited partnership unit holders have received $65 to $83 per $1,000 of original investment.

         As of March 1, 1996, the approximate number of holders of Limited Partnership Units was 2,558. As discussed in "Item 1, Business - Non-Recourse Notes." The Promissory Notes (exclusive of the right to receive residual interest income) were redeemed as of March 20, 1994.





Item 6.  Selected Financial Data.

         The following represents selected financial data for the Registrant for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the Consolidated Financial Statements in "Item 8." This data is not covered by the independent auditors' report.



                                                                             For the Year Ended December 31,
                                                                ---------------------------------------------------------
                                                                1995         1994         1993          1992         1991

                                                                         (Amounts in thousands except per unit data)
TOTAL REVENUES                                                  $  960       $22,584      $16,343       $15,325      $13,975
                                                                =======      =======      =======       =======      =======
INCOME (LOSS) BEFORE MINORITY
 INTEREST IN JOINT VENTURES'
 OPERATIONS AND EXTRAORDINARY ITEM                              $ (145)     $15,912      $(1,598)      $(1,849)     $(1,435)

MINORITY INTEREST IN JOINT
 VENTURES' OPERATIONS                                                -        (1,206)         (81)          166           75
                                                                -------      -------      -------       -------      -------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                           (145)       14,706       (1,679)       (1,683)      (1,360)

EXTRAORDINARY ITEM:
 Gain on Extinguishment of debt                                      -         5,399            -             -            -
                                                                -------      -------      -------       -------      -------
NET INCOME (LOSS)                                               $ (145)      $20,105      $(1,679)      $(1,683)     $(1,360)
                                                                =======      =======      =======       =======      =======
NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP UNIT(1):

 Income (Loss) Before Extraordinary Item                        $ (6.90)     $724.26      $(79.76)      $(79.96)     $(64.61)

 Extraordinary Item                                                   -       230.88            -             -            -
                                                                -------      -------      -------       -------      -------
NET INCOME (LOSS)                                               $ (6.90)     $955.14      $(79.76)      $(79.96)     $(64.61)
                                                                =======      =======      =======       =======      =======
DISTRIBUTION PER LIMITED PARTNERSHIP UNIT                       $65.06       $     -      $     -       $     -      $     -
                                                                =======      =======      =======       =======      =======
TOTAL ASSETS                                                    $ 4,293      $ 5,648      $32,850       $32,937      $33,647
                                                                =======      =======      =======       =======      =======
LONG-TERM OBLIGATIONS:
 Notes Payable                                                  $ 5,415      $ 5,476      $28,626       $29,377      $29,775
   Promissory Notes:
   Principal                                                        250          514        6,561         6,561        6,561
   Deferred interest payable                                        181          373        4,260         3,303        2,412
                                                                -------      -------      -------       -------      -------
TOTAL                                                           $ 5,846      $ 6,363      $39,447       $39,241      $38,748
                                                                =======      =======      =======       =======      =======

(1) $1,000 original contribution per unit, based on weighted average units outstanding during the year, after giving effect to allocation of income (loss) to the general partner.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Registrant's remaining real estate property, Creekside Business Park, is leased to two tenants. One tenant's lease, which had been scheduled to expire on January 31, 1996, was extended, through December 2000, with lease payments beginning at approximately $265,000 per annum. As part of the agreement, the tenant was granted an option to purchase Creekside Business Park Building #1 for $2,777,000. The building represents 42% of the Registrant's leaseable space. The option expires on April 1, 1996. The second tenant's lease expires on September 30, 1997. The property is located in Milpitas, California. The Registrant receives rental income from its property and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of March 1, 1996, nine of the ten properties originally purchased by the Registrant were sold or otherwise disposed.

         The Registrant uses working capital reserves provided from sales of properties as its primary source of liquidity. The Registrant distributed $1,301,000 ($65.06 per unit) to limited partners in February 1995 from proceeds received from the December 16, 1994 sale of Winding Creek Village Apartments. It is not currently anticipated that the Registrant will make distributions from operations in the near future. Working capital reserves will be used to satisfy the Registrant's remaining Promissory Note obligations and other expenses.

         The level of liquidity based upon cash and cash equivalents experienced a $1,890,000 decrease at December 31, 1995, as compared to December 31, 1994. The Registrant used $53,000 of cash for operating activities and $1,837,000 of cash was used in financing activities. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities. The Registrant's cash used in financing activities consisted of $61,000 of note payable principal payments, $456,000 of cash used to retire Promissory Notes, $10,000 of cash used for the purchase of a minority interest in a joint venture, $9,000 of distributions to a joint venture partner and $1,301,000 of cash distributions to the limited partners. The Registrant has no plans for material capital improvements during the next twelve months.

         On January 3, 1995, a newly formed, wholly-owned subsidiary of the Registrant acquired the 40% minority interest in the joint venture which owned Creekside Business Park for $10,000. The carrying value of the property was increased by $725,000. The basis increase in the real estate is comprised of the receivable from the joint venture partner of $706,000 (as of December 31, 1994), $9,000 of distributions to the joint venture partner and the $10,000 cash purchase price.

         Working capital reserves are invested in a money market account or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments until April 1, 1997 when the mortgage encumbering the Registrant's Creekside property matures in the principal amount of approximately $4,000,000. In addition, the property's ground lease expires on April 1, 1998 which will require a payment of $1,300,000 to purchase the land. A tenant's lease representing 58% of leasable space expires on September 30, 1997. The Registrant does not expect to be able to refinance its debt unless this lease is either extended or replaced. In that case, if the loan is not refinanced or modified, or the property sold, the Registrant could lose this property through foreclosure. If the property is lost through foreclosure, the Registrant would not recognize a loss.

         On January 19, 1996, the stockholders of NPI, Inc., the sole shareholder of NPI Equity II, sold to Insignia all of the issued and outstanding stock of NPI, Inc. Insignia has elected new officers and directors of NPI Equity II. The Managing General Partner does not believe these transactions will have a significant effect on the Registrant's liquidity or results of operations. See "Item 1 Business - Change in Control."

         In August 1995, a former holder of the Registrant's 10 Percent Non-Recourse Promissory Notes due June 30, 1994, who tendered its Notes to Wheatley, pursuant to Wheatley's tender offer for the Notes in August 1993, brought a purported class action lawsuit against, among others, the Managing General Partner of the Registrant. Pursuant to the terms of the Registrant's partnership agreement, the Managing General Partner is entitled to seek indemnification from the Registrant for its costs in defending this action. The potentially significant negative effect on the Registrant's liquidity, capital resources and results of operations cannot be determined at this time.

         At this time it appears that the investment objective of capital growth will not be attained and that limited partners will not receive a return of a substantial portion of their invested capital. The extent to which invested capital is returned to limited partners is dependent upon the performance of the Registrant's remaining property and the market in which the property is located and on the sales price of the remaining property. The ability to hold and operate this property is dependent upon the the Registrant's ability to obtain refinancing or debt modification as required. It is anticipated that the Promissory Note holders will not receive any payment of residual interest income.

Real Estate Market

         The business in which the Registrant is engaged is highly competitive, and the Registrant is not a significant factor in its industry. The investment property is located in or near a major urban area and, accordingly, competes for rentals not only with similar properties in its immediate area but with hundreds of similar properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Registrant competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

Results of Operations


1995 Compared to 1994

         Operating results (before minority interest in joint ventures' operations and extraordinary gain on extinguishment of debt) declined by $16,057,000 for the year ended December 31, 1995, as compared to 1994, due to a decrease in revenues of $21,624,000 which was only partially offset by a decrease in expenses of $5,567,000. Operating results declined due to the $16,492,000 gain on sale of properties.


         With respect to the remaining property, commercial operation revenues increased by $20,000 for the year ended December 31, 1995, as compared to 1994, due to an increase in rental rates. Interest income, with respect to the remaining property, decreased by $51,000 for the year ended December 31, 1995, as compared to 1994, due to lower average working capital reserves available for investment.

         Expenses increased, with respect to the remaining property, for the year ended December 31, 1995, as compared to 1994, due to an increase in commercial property expense of $26,000, which was partially offset by a decrease in interest expense (on the note payable) of $11,000. Commercial property expense increased due to higher repair and maintenance expense at Creekside Business Park. Interest expense on the note payable declined due to mortgage principal amortization. Depreciation expense remained constant. In addition, interest expense on Promissory Notes declined by $306,000 due to the redemption of Promissory Notes and general and administrative expenses declined by $194,000 due to a reduction in asset management costs.

1994 Compared to 1993

         Operating results (before minority interest in joint ventures' operations and extraordinary gain on extinguishment of debt) improved by $17,510,000 for the year ended December 31, 1994, as compared to 1993. Operating results improved primarily due to the $16,492,000 net gain from disposition of the Registrant's Valley View Apartments, Plaza San Antonio, Corporate Center Business Park and Winding Creek Village Apartments rental properties. With respect to the remaining property, operating results (before minority interest in joint venture operations) improved by $83,000 for the year ended December 31, 1994, as compared to 1993, due to an increase in revenues of $46,000 and a decrease in other expenses of $37,000.

         With respect to the remaining property, the increase in revenues of $46,000 for the year ended December 31, 1994, as compared to 1993, resulted from increases in commercial revenue of $8,000 and in interest and other income of $38,000. Commercial revenue increased due to an increase in escalation billbacks to tenants. Interest and other income increased due to an increase in average working capital reserves available for investment.



         The decrease in expenses of $83,000 for the remaining property for the year ended December 31, 1994, as compared to 1993, was due to a decrease in general and administrative of $41,000 which was only slightly offset by an increase in commercial operations of $4,000. Interest expense declined due to the satisfaction of notes payable to affiliates of the general partner and the redemption of promissory notes. General and administrative expenses declined due to a reduction in asset management costs effective July 1, 1994. Apartment and commercial operations and depreciation expense remained relatively constant.


Item 8.   Consolidated Financial Statements and Supplementary Data.


                         PREFERRED PROPERTIES FUND 80
                            (A Limited Partnership)

                       CONSOLIDATED FINANCIAL STATEMENTS

                         YEAR ENDED DECEMBER 31, 1995

                                     INDEX




                                                                         Page
                                                                         ----
Independent Auditors' Reports........................................... F - 2
Consolidated Financial Statements:
     Balance Sheets at December 31, 1995 and 1994....................... F - 4
     Statements of Operations for the Years Ended December 31, 1995,
        1994 and 1993................................................... F - 5
     Statements of Partners' Deficit for the Years Ended
        December 31, 1995, 1994 and 1993................................ F - 6
     Statements of Cash Flows for the Years Ended December 31, 1995,
        1994 and 1993................................................... F - 7
     Notes to Consolidated Financial Statements......................... F - 8
Financial Statement Schedule:
     Schedule III - Real Estate and Accumulated Depreciation at
        December 31, 1995............................................... F - 18

Financial statements and financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the consolidated financial statements.




To the Partners
Preferred Properties Fund 80
Greenville, South Carolina

                         Independent Auditors' Report

We have audited the accompanying consolidated balance sheets of Preferred Properties Fund 80 (A limited partnership) (the "Partnership") and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' deficit and cash flows for the years then ended. Our audits also included the additional information supplied pursuant to Item 14(a)(2). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Preferred Properties Fund 80 and subsidiaries as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                Imowitz Koenig & Co., LLP
New York, N.Y.
February 20, 1996                               Certified Public Accountants






INDEPENDENT AUDITORS' REPORT


Preferred Properties Fund 80:

We have audited the accompanying consolidated statements of operations, partners' deficit and cash flows of Preferred Properties Fund 80 (a limited partnership) (the "Partnership") and its joint ventures for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership and its joint ventures for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP



San Francisco, California
March 18, 1994


                         PREFERRED PROPERTIES FUND 80
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS

                                                     DECEMBER 31,
                                                 -----------------------
                                              1995                    1994
                                             -------                 -------
ASSETS
Cash and cash equivalents                 $  608,000                $2,498,000
Other assets                                  29,000                   140,000

Real Estate:

    Real estate                            5,345,000                 4,620,000
    Accumulated depreciation              (1,746,000)               (1,635,000)
                                          ----------                ----------
Real estate, net                           3,599,000                 2,985,000

Deferred costs, net                           57,000                    25,000
                                          ----------                ----------
    Total assets                          $4,293,000                $5,648,000
                                          ==========                ==========

LIABILITIES AND PARTNERS' DEFICIT

Notes payable                             $5,415,000                $5,476,000
Accrued expenses and other liabilities       105,000                   203,000
Promissory notes:
  Principal                                  250,000                   514,000
  Deferred interest payable                  181,000                   373,000
                                          ----------                ----------
    Total liabilities                      5,951,000                 6,566,000
                                          ----------                ----------
Minority interest in joint venture                 -                  (706,000)
                                          ----------                ----------
Commitments and Contingencies

Partners' deficit:

  General partner's (deficit)               (881,000)                 (874,000)
  Limited partners' (deficit) equity
   (19,997 units outstanding at
   December 31, 1995 and 1994)              (777,000)                  662,000
                                          ----------                ----------
    Total partners' deficit               (1,658,000)                 (212,000)
                                          ----------                ----------
    Total liabilities and
     partners' deficit                    $4,293,000                $5,648,000
                                          ==========                ==========

                See notes to consolidated financial statements.



                         PREFERRED PROPERTIES FUND 80
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 YEARS ENDED DECEMBER 31,
                                        ---------------------------------------
                                           1995           1994           1993
                                        ----------     ---------       --------

Revenues:
  Room revenue                          $        -    $ 1,442,000   $ 7,376,000
  Food and beverage revenue                      -        740,000     3,398,000
  Other operating revenue                        -        105,000       536,000
  Apartment and commercial revenue         889,000      3,668,000     4,914,000
  Interest and other income                 71,000        137,000       119,000
  Sale of rental properties                      -     16,492,000             -
                                        ----------    -----------   -----------
  Total revenues                           960,000     22,584,000    16,343,000
                                        ----------    -----------   -----------
Expenses (including $166,000, $440,000
 and $1,852,000 paid or payable to
 joint venture partners or their
 affiliates and to the general
 partner and affiliates in 1995,
 1994 and 1993):
  Room expense                                   -        270,000     1,476,000
  Food and beverage expense                      -        596,000     2,808,000
  Other operating expense                        -        887,000     3,988,000
  Apartment and commercial expense         189,000      1,432,000     1,884,000
  Interest                                 548,000      2,159,000     5,570,000
  Depreciation                             111,000        877,000     1,723,000
  General and administrative               257,000        451,000       492,000
                                        ----------    -----------   -----------
  Total expenses                         1,105,000      6,672,000    17,941,000
                                        ----------    -----------   -----------
(Loss) income before minority interest
 in joint ventures' operations and
 extraordinary item                       (145,000)    15,912,000    (1,598,000)
Minority interest in joint ventures'
 operations                                      -     (1,206,000)      (81,000)
                                        ----------    -----------   -----------
(Loss) income before extraordinary
 item                                     (145,000)    14,706,000    (1,679,000)

Extraordinary item:
  Gain on extinguishment of debt                 -      5,399,000             -
                                        ----------    -----------   -----------
Net (loss) income                       $ (145,000)   $20,105,000   $(1,679,000)
                                        ==========    ===========   ===========
Net (loss) income per limited
 partnership unit:


  (Loss) income  before extraordinary   $    (6.90)   $    724.26   $    (79.76)

  Extraordinary item                             -         230.88             -
                                        ----------    -----------   -----------
  Net (loss) income                     $    (6.90)   $    955.14   $    (79.76)
                                        ----------    -----------   -----------
Distribution per limited partnership
 unit                                   $    65.06    $         -   $         -
                                        ==========    ===========   ===========


                See notes to consolidated financial statements.



                         PREFERRED PROPERTIES FUND 80
                            (A Limited Partnership)

                 CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                 Limited
                                    General      partners'        Total
                                   partner's     (deficit)       partners'
                                   (deficit)      equity        (deficit)
                                  -----------   ------------   ------------
Balance - January 1, 1993         $(1,795,000)  $(16,843,000)  $(18,638,000)
    Net (loss)                        (84,000)    (1,595,000)    (1,679,000)
                                  -----------   ------------   ------------

Balance - December 31, 1993        (1,879,000)   (18,438,000)   (20,317,000)
    Net income                      1,005,000     19,100,000     20,105,000
                                  -----------   ------------   ------------
Balance - December 31, 1994          (874,000)       662,000       (212,000)
    Net (loss)                         (7,000)      (138,000)      (145,000)
    Cash distributions                      -     (1,301,000)    (1,301,000)
                                  -----------   ------------   ------------

Balance - December 31, 1995       $  (881,000)  $   (777,000)  $ (1,658,000)

                See notes to consolidated financial statements.



                       PREFERRED PROPERTIES FUND 80
                         (A Limited Partnership)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                           YEARS ENDED DECEMBER 31,
                                                                                ---------------------------------------------
                                                                                      1995            1994            1993
                                                                                 -------------    ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                $  (145,000)      $20,105,000    $(1,679,000)
Adjustments to reconcile net (loss) income to net cash (used in)
 provided by operating activities:
   Sale of rental properties                                                               -       (16,492,000)             -
   Extraordinary gain on extinguishment of debt                                            -        (5,399,000)             -
   Depreciation and amortization                                                     121,000         1,301,000      2,134,000
   Other income from discounted payoff of legal settlement                                 -                 -        (56,000)
   Minority interest in joint ventures' operations                                         -         1,206,000         81,000
   Interest payable to joint venture partner added principal                               -                 -          7,000
   Deferred debt discount                                                                  -           278,000              -
   Deferred interest on non-recourse promissory notes                                      -           192,000        957,000
   Deferred costs paid                                                               (42,000)           (5,000)       (84,000)
   Interest (paid)/accrued to affiliates of the general partner                            -        (3,001,000)     1,764,000
   Changes in operating assets and liabilities:
     Other assets                                                                    111,000           656,000       (140,000)
     Accrued expenses and other liabilities                                          (98,000)       (2,843,000)      (510,000)
                                                                                 -----------       -----------    -----------
Net cash (used in) provided by operating activities                                  (53,000)       (4,002,000)     2,474,000
                                                                                 -----------       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of properties                                                           -        32,729,000              -
Additions to real estate                                                                   -          (185,000)      (763,000)
Restricted cash decrease (increase)                                                        -           238,000         (6,000)
                                                                                 -----------       -----------    -----------
Net cash provided by (used in) investing activities                                        -        32,782,000       (769,000)
                                                                                 -----------       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable to affiliates of the general partner                             -        (6,373,000)      (382,000)
Notes payable principal payments                                                     (61,000)         (212,000)      (763,000)
Joint venture partner distributions                                                   (9,000)       (2,469,000)             -
Repayment to joint venture partner                                                         -          (156,000)             -
Purchase of minority interest in joint venture                                       (10,000)         (860,000)             -
Retirement of promissory notes                                                      (456,000)       (5,805,000)             -
Satisfaction of notes payable                                                              -       (12,785,000)             -
Cash distribution to limited partners                                             (1,301,000)                -              -
                                                                                 -----------       -----------    -----------
Cash (used in) financing activities                                               (1,837,000)      (28,660,000)    (1,145,000)
                                                                                 -----------       -----------    -----------
(Decrease) Increase in Cash and Cash Equivalents                                  (1,890,000)          120,000        560,000
Cash and Cash Equivalents at Beginning of Year                                     2,498,000         2,378,000      1,818,000
                                                                                 -----------       -----------    -----------
Cash and Cash Equivalents at End of Year                                         $   608,000       $ 2,498,000    $ 2,378,000
                                                                                 ===========       ===========    ===========
Supplemental Disclosure of Cash Flow Information:
     Interest paid in cash during the year                                       $   737,000       $ 7,665,000    $ 2,479,000
                                                                                 ===========       ===========    ===========
Supplemental Disclosure of Non-cash Investing and
  Financing Activities:

   Mortgages assumed on property sales-see Note 9.                               $         -       $ 9,665,000    $         -
                                                                                 ===========       ===========    ===========
   Deferred financing costs - accrued                                            $         -       $         -    $    482,000
                                                                                 ===========       ===========    ===========
   Property sale expenses - accrued                                              $         -       $     9,000    $         -
                                                                                 ===========       ===========    ===========
   Deferred financing costs added to note payable principal                      $         -       $   312,000    $         -
                                                                                 ===========       ===========    ===========
   Purchase of minority interest in joint venture (see Note 4).


                                See notes to consolidated financial statements.


                         PREFERRED PROPERTIES FUND 80
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Preferred Properties Fund 80 (the "Partnership") is a limited partnership organized under the laws of the State of California to acquire, hold for investment, and ultimately sell income-producing real estate. The Partnership owns a commercial property located in Milpitas, California (see
Note 4). The general partner is Montgomery Realty Company-80 ("MRC-80"), a limited partnership. The general partner of MRC-80 is Fox Realty Investors ("FRI"). The capital contributions of $19,997,000 ($1,000 per unit) were made by the limited partners including $50,000 by FRI. FRI also purchased Non-Recourse Promissory Notes totaling $50,000.

On December 6, 1993, NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner") became the managing general partner of FRI and assumed operational control over Fox Capital Management Corporation
("FCMC"), an affiliate of FRI. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships sponsored by FRI and/or FCMC. The individuals who had served previously as partners of FRI and as officers and directors of FCMC contributed their general partnership interest in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such partners continue to hold indirectly certain economic interests in the Partnership and such other investment partnerships, but ceased to be responsible for the operation and management of the Partnership and such other partnerships. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI, Inc.").

On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia Financial Group, Inc. ("Insignia") (see Note 14).

Consolidation

The consolidated financial statements include the Partnership, joint ventures in which the Partnership had a controlling interest and a wholly-owned subsidiary that acquired the minority interest in the joint venture which owned Creekside Business Park (see Note 4). All significant intercompany transactions and balances have been eliminated.

Distributions

On February 15, 1995, a distribution of $1,301,000 ($65.06 per unit) was made to the limited partners from the proceeds of the sale of Winding Creek Village Apartments in 1994.

                         PREFERRED PROPERTIES FUND 80
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

In 1995, the Partnership implemented Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in United States Treasury bills and repurchase agreements, which are collateralized by United States Treasury obligations. Cash balances exceeded these insured levels during the year. At December 31, 1995 the Partnership had $540,000 invested in overnight repurchase agreements, secured by United States Treasury obligations, which are included in cash and cash equivalents.


                         PREFERRED PROPERTIES FUND 80
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Real Estate

Real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

Depreciation

Depreciation is computed by the straight-line method over estimated useful lives ranging from 27.5 to 39 years for buildings and improvements and six to seven years for furnishings.

Deferred Costs

Deferred costs represent deferred financing costs and deferred leasing commissions. Financing costs are deferred and amortized as interest expense over the lives of the related loans, or expensed, if financing is not obtained. Deferred leasing commissions are amortized over the life of the applicable lease. Such amortization is included in operating expenses. As properties are sold, all related deferred costs are written-off. At December 31, 1995 and 1994, accumulated amortization of deferred costs totaled $36,000 and $26,000, respectively.

Net Income (loss)  Per Limited Partnership Unit

Net income (loss) per Limited Partnership Unit is computed by dividing the net income (loss) allocated to the limited partners by 19,997 units outstanding.

Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

                         PREFERRED PROPERTIES FUND 80
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

2.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

In accordance with the partnership agreement, the Partnership may be charged by the general partner and affiliates for services provided to the Partnership. From March 1988 to December 1992, such amounts were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P. ("MRS"), which performed partnership management and other services for the Partnership.

On January 1, 1993, Metric Management, Inc. ("MMI"), successor to MRS, a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to the Partnership under a new services agreement. As provided in the new services agreement effective January 1, 1993, no reimbursements were made to the general partner and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, NPI Equity began providing cash management and other Partnership services on various dates commencing December 23, 1993 (see Notes 1 and 14). Related party expenses for the years ended December 31, 1995, 1994 and 1993, were as follows:

                                     1995           1994           1993
                                   ---------     ----------      ---------
Reimbursement of expenses:
  Partnership accounting and
   investor service                $ 166,000      $  257,000      $      -
  Professional services                   -            9,000             -
                                   ---------      ----------      ---------
Total                              $ 166,000      $  266,000      $      -
                                   =========      ==========      =========

Reimbursed expenses are primarily included in general and administrative expenses.

In addition, interest of $85,000 and $1,764,000 was accrued to affiliates of the general partner for 1994 and 1993, respectively, all of which was paid during 1994. See Note 6 for a description of borrowings from and payments to an affiliate of the general partner.

In accordance with the partnership agreement, the general partner was also allocated its continuing interest of five percent of the Partnership's net income (loss) and taxable income (loss), including gain on sale of properties and extraordinary gain on extinguishment of debt. Upon disposition of the remaining property and termination of the Partnership, the general partners may be required to contribute certain funds to the Partnership in accordance with the Partnership agreement.



                         PREFERRED PROPERTIES FUND 80
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


3.     RELATED PARTY TRANSACTIONS

In addition to the fees charged by the general partner and affiliates as set forth above, the Partnership has or had agreements with certain of its joint venture partners, or their affiliates, which provide for the management and operation of the joint venture properties. Fees paid to the joint venture partners, or their affiliates, pursuant to these agreements are generally based on a percentage of gross revenues from operation of the properties and were $89,000 and $88,000 for the years ended December 31, 1994 and 1993, respectively.

4.     PURCHASE OF MINORITY INTERESTS

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

In January 1994, the Partnership acquired the 40% minority interest in the joint venture which owned the Plaza San Antonio for $860,000. The book value of the minority interest at the time was $542,000. The carrying value of the property, prior to the sale of Plaza San Antonio, was increased by $318,000 as a result of the purchase of the minority interest.

5.     REAL ESTATE

Real estate, at December 31, 1995 and 1994, is summarized as follows:

                                        1995                1994
                                     ----------          ----------
Land                                 $1,059,000          $1,059,000
Buildings and improvements            4,049,000           3,324,000
Furnishings                             237,000             237,000
                                     ----------          ----------
Total                                 5,345,000           4,620,000

Accumulated depreciation             (1,746,000)         (1,635,000)
                                     ----------          ----------
Real estate, net                     $3,599,000          $2,985,000
                                     ==========          ==========


                         PREFERRED PROPERTIES FUND 80
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

6.     NOTES PAYABLE TO AFFILIATES OF THE GENERAL PARTNER

As of December 31, 1993, the Partnership had borrowed $6,373,000 from affiliates of the general partner. The notes bore interest at prime plus one-half to one percent and were generally due on demand. For the year ended December 31, 1993, the Partnership paid principal payments totaling $382,000 to an affiliate of the general partner.

In 1993, interest of $1,693,000 was accrued on the unsecured borrowings representing interest from 1990 through 1993, of which $1,303,000 was not previously recorded in the financial statements. During 1994, the Partnership repaid affiliates of the general partner the outstanding principal balance of $6,373,000 plus accrued interest of $3,086,000 (including $85,000 of interest accrued during 1994).

7.     NOTES PAYABLE

The Partnership's remaining property is pledged as collateral for the related notes payable. The notes are payable monthly. Amortization of deferred financing costs totaled $3,000, $388,000 and $336,000 for 1995, 1994 and 1993,
respectively. Principal payments at December 31, 1995, are required as follows:

              1996                       $   63,000
              1997                        4,052,000
              1998                        1,300,000
                                         ----------
              Total                      $5,415,000
                                         ==========

The Partnership's notes payable consist of a first mortgage in the amount of $4,115,000 with interest at 9.5 percent and maturing on April 1, 1997, and a $1,300,000 ground lease obligation. The principal and interest payments are based on a 9.5 percent rate through April 1, 1997, when the loan is due. The ground lease is accounted for as a loan and calls for payments equal to 12 percent interest on the principal until April 1, 1998, when the lease terminates. The ground lease provides an option to purchase the land at a purchase price of $1,300,000.


                         PREFERRED PROPERTIES FUND 80
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

8.     PROMISSORY NOTES

The Non-Recourse Promissory Notes ("Promissory Notes") are secured by a subordinated lien on all Partnership real estate. The original balance of the Promissory Notes was $19,651,000 with a maturity date of June 30, 1994. The Promissory Notes bore interest at ten percent per annum through the redemption date, as discussed below. Interest was deferred for up to eight percent of the outstanding principal balance of the Promissory Notes provided the Partnership made interest payments of at least six percent per annum. Beginning with the quarterly interest payment due on April 15, 1989, to Promissory Note holders, the Partnership had suspended interest payments to such note holders. Such suspension was an event of default under the Trust Indenture and resulted in, among other things, the Trustee having the power to declare the Promissory Notes due and to foreclose on the Partnership assets securing the notes. The Trustee, at that time, concurred that foreclosure would not be in the best interest of the Promissory Note holders because, under then current market conditions, it was unlikely that the amount realized from the sale of the Partnership's remaining properties would be sufficient to fully repay the outstanding principal balance of the Promissory Notes plus accrued and deferred interest. Such concurrence permitted the Partnership to continue a long term ownership strategy which, the Partnership anticipated, would benefit the Promissory Note holders. Pursuant to the Seventh Supplemental Indenture dated as of July 20, 1993, the Indenture was amended to separate the right to receive Residual Interest Income from the right to receive payments of interest and principal under the Promissory Notes. On August 20, 1993, Wheatley Ventures, Inc. ("Wheatley"), an affiliate of NPI Equity, in accordance with an agreement between it and the Partnership, commenced a tender offer to purchase up to 75 percent of the Promissory Notes (exclusive of the right to receive Residual Interest Income), at a cash price of $75 per $333.86 outstanding principal balance of the Promissory Notes. On August 24, 1993, the Partnership issued its formal response to the tender offer which was made available to each Promissory Note holder. The tender offer expired on November 29, 1993. Pursuant to the tender offer, Wheatley acquired 50.92% (10,006.50 notes) of the outstanding Promissory Notes having an outstanding principal amount of $3,341,000 and accrued interest of $2,169,000. Wheatley's agreement with the Partnership provided that the Partnership was not to be obligated to make any additional payments to Wheatley on account of its Promissory Notes acquired in the tender offer after Wheatley had received payments from the Partnership equal to the purchase price of such Promissory Notes, plus all out-of-pocket expenses incurred by Wheatley in connection with the tender offer, plus a return of 10 percent per annum on the foregoing amounts. In addition, until such time as the tendered notes were redeemed and canceled, Wheatley was entitled to principal and interest on the same basis as any other Note holder as set forth in the Trust Indenture. In March 1994, the Partnership paid Wheatley $1,189,000 pursuant to its agreement. The Partnership recognized an extraordinary gain on extinguishment of debt of $4,321,000 for the year ended December 31, 1994.

                         PREFERRED PROPERTIES FUND 80
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

8.     PROMISSORY NOTES (Continued)

On March 20, 1994, the Partnership called the remaining Promissory Notes for redemption at a price equal to the outstanding principal amount plus accrued interest. The amount required to redeem the Promissory Notes was obtained from the proceeds of the sale of Valley View Apartments in February 1994 and from the sales of Plaza San Antonio Hotel and Corporate Center Business Park in March 1994.

During the years ended  December 31, 1995 and 1994,  the  Partnership  redeemed
791.95 and 8,103.5, respectively, of the remaining 9,644.5 promissory notes (after Wheatley's acquisition of 10,006.50 notes) and paid $456,000 and $4,616,000, respectively, (including $192,000 and $1,910,000, of accrued and deferred interest) for the redemption of the notes. At December 31, 1995, 749.05 notes remained outstanding (see Note 12).

9.     SALE OF RENTAL PROPERTIES

On February 23, 1994, Valley View Apartments was sold for $6,500,000. After payment of the existing loan of $4,685,000, deferred interest of $708,000 and closing expenses of $38,000, the proceeds to the Partnership were $1,069,000. The carrying value at the date of sale was $4,322,000. For financial statement purposes, the Partnership recorded a $2,140,000 gain on sale of property for the year ended December 31, 1994.

On January 4, 1994, the Partnership acquired the 40% minority interest in the joint venture which owned the Plaza San Antonio for $860,000. The carrying value of the property was increased by $318,000 as a result of the acquisition. On March 18, 1994, Plaza San Antonio was sold for $22,300,000. After payment of the existing first mortgage of $6,600,000 and a $179,000 prepayment premium, the $1,500,000 borrowed under a line of credit, $408,000 note payable to affiliates of the general partner and $223,000 interest accrued thereon and expenses of the sale of $132,000, the proceeds to the Partnership were $13,258,000. The carrying value at the date of sale was $10,408,000. For financial statement purposes, the Partnership recorded an $11,760,000 gain on sale of property for the year ended December 31, 1994.

On March 18, 1994, Corporate Center Business Park was sold for $1,500,000. After the purchasers assumption of the existing mortgage with a balance of $1,231,000, closing expenses of $40,000, notes payable of $65,000 to an affiliate of the general partner plus $34,000 of accrued interest thereon, the proceeds received by the Partnership were $130,000. The net carrying value at the date of sale was $1,463,000. For financial statement purposes, the Partnership recorded a $3,000 loss on sale of property for the year ended December 31, 1994.

On December 16, 1994, the  Partnership's  Winding Creek Village  Apartments

joint venture property was sold for $12,605,000. After the purchaser's assumption of the existing mortgage with a balance of $8,434,000, closing costs of $131,000, payment to the Partnership's joint venture partner in the amount of $1,879,000 representing its interest pursuant to the joint venture agreement, the proceeds received by the Partnership were $2,161,000. The carrying value at the date of sale was $9,879,000. The sale resulted in a gain of $2,595,000, of which $616,000 was allocated to the Partnership's joint venture partner.



                         PREFERRED PROPERTIES FUND 80
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

10.    SIGNIFICANT TENANTS

Two tenants at Creekside Business Park occupy 100% of the space.
One tenant who occupies 58% of the Partnership's leasable space, has a lease that expires on September 30, 1997. If this tenant's lease is not extended or replaced, the Partnership does not expect to be able to refinance its debt which matures on April 1, 1997. In that case, if the loan is not refinanced or modified, or the property sold, the Partnership could lose its property through foreclosure. If the property is lost through foreclosure, the Partnership would not recognize a loss for financial reporting purposes.

The second tenant's lease was extended to December 31, 2000, and the tenant was granted an option to purchase Creekside Business Park Building #1 for $2,777,000. The building represents 42% of the Partnership's leaseable space. The option expires on April 1, 1996.

11.    MINIMUM FUTURE RENTAL REVENUES

Minimum future rental revenues from properties under tenant operating leases having non-cancelable lease terms in excess of one year at December 31, 1995, are as follows:

                 1996                        $  723,000
                 1997                           611,000
                 1998                           284,000
                 1999                           294,000
                 2000                           305,000
                                             ----------
                 Total                       $2,217,000
                                             ==========

Amortization of deferred leasing commissions totaled $7,000, $8,000 and $14,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

12.    LEGAL PROCEEDINGS

In August 1995, a former holder of the Partnership's Promissory Notes who tendered its Promissory Notes to Wheatley pursuant to Wheatley's tender offer (see Note 8), brought a purported class action lawsuit against, among others, the managing general partner of the Partnership. Pursuant to the terms of the partnership agreement, the managing general partner is entitled to seek indemnification from the Partnership for its costs in defending this action. The Partnership's potential liability for the cost of defending this action cannot be determined at this time.



                         PREFERRED PROPERTIES FUND 80
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

13.    RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The differences between the method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows:

                                                             1995                     1994                  1993
                                                         ------------             -------------         --------------
Net (loss)  income - financial statements                 $ (145,000)              $ 20,105,000          $  (1,679,000)
Differences resulted from:
  Depreciation                                              (122,000)                  (139,000)               (110,000)
  Minority interest in joint venture operations                    -                 (5,214,000)                 10,000
  Gain on sale of property                                         -                  9,325,000                       -
  Interest and financing costs                                     -                 (2,057,000)               1,681,000
  Other                                                            -                   (801,000)                (464,000)
                                                          ------------             -------------           --------------
Net (loss)  income - income tax method                      $ (267,000)             $ 21,219,000            $    (562,000)
                                                          =============             =============          ==============
Taxable (loss)  income per limited partnership unit
 after giving effect to the allocation to the
 general partner                                            $      (13)             $      1,008            $         (27)
                                                          =============             =============          ==============

Partners' (deficit) - financial statements                $ (1,658,000)             $    (212,000)           $(20,317,000)
Differences resulted from:
  Deferred sales commissions and organization costs          2,713,000                  2,713,000               2,713,000
  Depreciation                                              (1,331,000)                (1,209,000)             (9,884,000)
  Gain on property sales                                             -                          -               8,620,000
  Gain on sale of joint venture interest                             -                          -                 500,000
  Minority interest                                                  -                     344,000             (3,533,000)
  Interest and financing costs                                    3,000                      3,000              2,057,000
  Other                                                        (209,000)                  (209,000)                55,000
                                                           ------------              -------------           --------------
Partners' (deficit)  equity - income tax method             $  (482,000)              $  1,430,000           $(19,789,000)
                                                           =============             =============           ==============


14.    SUBSEQUENT EVENTS

On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia. As a result of the transaction, the Managing General Partner of the Partnership is

controlled by Insignia. Insignia affiliates now maintain the Partnership books and records and oversee its operations. Property management services continue to be performed by an unaffiliated third party.




                                                                   SCHEDULE III

                         PREFERRED PROPERTIES FUND 80
                            (A Limited Partnership)

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1995


      COLUMN          COLUMN         COLUMN       COLUMN                 COLUMN          COLUMN     COLUMN     COLUMN       COLUMN
        A                B             C             D                      E               F          G          H            I

                                                   Cost Capitalized
                                   Initial Cost       Subsequent         Gross Amount at Which
                                  to Partnership    to Acquisition    Carried at Close of Period(1)
                                  --------------    --------------    -----------------------------
                                                                                                                           Life
                                                                                                                         on which
                                                                                                                         Deprecia-
                                                                                                      Year                tion is
                                      Buildings                     Buildings             Accumu-      of       Date     computed
                                         and                           and                 lated      Con-       of      in latest
                      Encum-          Improve-   Improve-           Improve-             Deprecia-   struc-    Acqui-  statement of
Description         brances (4)  Land   ments     ments     Land     ments     Total (2) tion (3)     tion     sition   operations
                                                         (Amounts in thousands)
                                                         ----------------------
Creekside Business
  Park,
  Milpitas,
   California      $ 5,415     $ 1,059  $3,398   $ 888     $ 1,059  $4,286     $5,345     $1,746       1981     10/80   6 - 39 Yrs.
                  ========     =======  ======   =====     =======  ======     ======     ======

                            See accompanying notes.





                                 SCHEDULE III


                         PREFERRED PROPERTIES FUND 80
                            (A Limited Partnership)

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1995




NOTES:

(1) The aggregate cost for Federal income tax purposes is $5,528,000.

(2) Balance, January 1, 1993                                                   $ 50,992,000
    Improvements capitalized subsequent to acquisition                              763,000
                                                                               ------------
    Balance, December 31, 1993                                                   51,755,000
    Improvements capitalized subsequent to acquisition                              185,000
    Purchase of joint venture interest                                              318,000
    Cost of properties sold                                                     (47,638,000)
                                                                               ------------
    Balance, December 31, 1994                                                    4,620,000
    Purchase of joint venture interest                                              725,000
                                                                               ------------
                                                                               $  5,345,000
                                                                               ============

(3) Balance, January 1, 1993                                                   $ 21,240,000
    Additions charged to expense                                                  1,723,000
                                                                               ------------
    Balance, December 31, 1993                                                   22,963,000
    Additions charged to expense                                                    877,000
    Accumulated depreciation on properties sold                                 (22,205,000)
                                                                               ------------
    Balance, December 31, 1994                                                    1,635,000
    Additions charges to expense                                                    111,000
                                                                               ------------
                                                                               $  1,746,000
                                                                               ============

(4) Encumbrances do not include non-recourse promissory notes.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Effective April 22, 1994, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche LLP ("Deloitte") and retained as its new Independent Auditors, Imowitz Koenig & Company, LLP. Deloitte's Independent Auditors' Report on the Registrant's financial statements for calendar year ended December 31, 1993 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During calendar year ended 1993 and through April 22, 1994, there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.


         Effective April 22, 1994, the Registrant engaged Imowitz Koenig & Company, LLP as its Independent Auditors. The Registrant did not consult Imowitz Koenig & Company, LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K prior to April 22, 1994.




                                   PART III

Item 10. Directors and Executive Officers of the the Registrant.

         Neither the Registrant, Montgomery Realty Company-80 ("MRC"), the general partner of the Registrant, nor FRI, the general partner of MRC, has any officers or directors. NPI Equity Investments II, Inc. ("NPI Equity II"), the Managing General Partner of FRI, manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. NPI Equity II is a wholly owned subsidiary of National Property Investors, Inc. ("NPI, Inc.") , which in turn is owned by Insignia (See "Item 1, Business - Change in Control"). Insignia is a full service real estate service organization performing property management, commercial and retail leasing, investor services,
partnership  administration, mortgage banking,   and  real  estate  investment
banking  services  for  various  entities.   Insignia  commenced operations in
December 1990 and is the largest manager of multifamily residential properties in the United States and is a significant manager of commercial property. It currently provides property and/or asset management services for over 2,000 properties. Insignia's properties consist of approximately 300,000 units of multifamily residential housing and approximately 64 million square feet of commercial space.

         As of March 1, 1996, the names and positions held by the officers and directors of NPI Equity II are as follows:

                                               Has served as a
                                               Director and/or
                                               Officer of the Managing
    Name                     Positions Held    General Partner since
    ----                     --------------    ---------------------

    William H. Jarrard, Jr.  President         January 1996
                              and Director

    Ronald Uretta            Vice President    January 1996
                              and Treasurer

    John K. Lines, Esquire   Vice President    January 1996
                              and Secretary

    Kelley M. Buechler       Assistant         January 1996
                              Secretary

         William H. Jarrard, Jr. age 49, has been President of NPI Equity II since January 1996 and Managing Director - Partnership Administration of Insignia since January 1991.

         Ronald Uretta, age 40, has been Insignia's Chief Financial Officer and Treasurer since January 1992. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

         John K. Lines,  Esquire,  age 36, has been Vice  President  and

Secretary of NPI Equity II since January 1996, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

         Kelley M. Buechler, age 38, has been Assistant Secretary of NPI Equity II since January 1996 and Assistant Secretary of Insignia since 1991.

         No family relationships exist among any of the officers or directors of NPI Equity II.

         Each director and officer of the NPI Equity II will hold office until the next annual meeting of stockholders of NPI Equity II and until his successor is elected and qualified.

Item 11. Executive Compensation.

         The the Registrant is not required to and did not pay any compensation to the officers or directors of NPI Equity II. NPI Equity II does not presently pay any compensation to any of its officers or directors. (See "Item 13, Certain Relationships and Related Transactions").




Item 12. Security Ownership of Certain Beneficial Owners and Management.

         There is no person known to the Registrant who owns beneficially or of record more than five percent of the voting securities of the Registrant. Other than the purchase of 50 Limited Partnership Units for $50,000 by FRI, neither the Registrant's general partners nor affiliates of the Registrant's general partners have contributed capital to the Registrant. With respect to the ownership of 50 Limited Partnership Units, FRI has the same rights and entitlements as all other limited partners.

         The Registrant is a limited partnership and has no officers or directors. The managing general partner has discretionary control over most of the decisions made by or for the Registrant in accordance with the terms of the Partnership Agreement. The partners and officers of the Registrant's general partners and its affiliates, as a group, own less than one percent of the Registrant's voting securities.

         There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions.

         In accordance with the Partnership Agreement, the Registrant may be charged by the general partner and affiliates for services provided to the Registrant. From March 1988 to December 1992, such amounts were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P. ("MRS"), which performed partnership management and other services for the Registrant. On January 1, 1993, Metric Management, Inc., successor to MRS, a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to the Registrant under a new services agreement. As provided in the new services agreement effective January 1, 1993, no reimbursements were made to the general partner and affiliates in 1993. Subsequent to December 31, 1992, reimbursements were made to Metric Management, Inc. On December 16, 1993, the services agreement with Metric Management, Inc. was modified and, as a result thereof, the Registrant's general partner began providing cash management and other partnership services on various dates commencing December 23, 1993. The amounts are as follows:

                               1995                1994               1993
                               ----                ----               ----
Reimbursement of expenses:
   Partnership accounting and
       investment services     $166,000            $257,000       $      -
   Professional services       $      -               9,000              -
                               --------            --------        -------
Total                          $166,000            $266,000              -
                               ========            ========        =======

         In accordance with the partnership agreement, the general partner was also allocated its continuing interest of five percent of the the Registrant's net income (loss) and taxable income (loss), including gain on sale of properties and extraordinary gain on extinguishment of debt.

         Wheatley, an affiliate of the general partner, purchased 50.92% of the outstanding Promissory Notes, and agreed with the Registrant to accept in full satisfaction of the notes it acquired an amount equal to its purchase price, all out of pocket expenses plus a return of 10 percent. See "Item 1, Nonrecourse Promissory Notes."

         As of December 31, 1993, the Registrant had outstanding borrowings in a principal amount of $6,373,000 from an affiliate of the general partner. There were no new borrowings from affiliates in 1993. During 1994, the Registrant paid affiliates of the general partner the outstanding principal balance, plus accrued interest of $3,086,000.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1)(2)        Financial Statements and Financial Statement Schedules

         See "Item 8" of this Form 10-K for Consolidated Financial Statements for the Registrant, Notes thereto, and Financial Statement Schedules. (A table of contents to Consolidated Financial Statements and Financial Statement Schedules is included in "Item 8" and incorporated herein by reference.)


(a) (3)  Exhibits

2. NPI Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 17, 1995.

3.4. Agreement of Limited Partnership, incorporated by reference to Exhibit A to: (i) the Prospectus of the Registrant dated
         February 12, 1980, and thereafter supplemented as of April 2, 1980 and May 30, 1980 (the "Initial Prospectus") and (ii) its Prospectus dated July 1, 1980, and thereafter supplemented as of July 3, 1980, August 14, 1980 and September 19, 1980, included in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-65332).


10.1 Sales and Purchase Contract among Winding Creek Associates, as Seller, and New Epernay Apartments II, Ltd., New Woodland Hills Apartments II, Ltd., and Winding Creek Limited Partnership (collectively, the "Purchasers") incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1994.


10.2 Addendum to Sales and Purchase Contract among Seller and Purchasers incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended
         September 30, 1994.

10.3 Letter Agreement among Seller and Purchasers incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

16. Letter dated April 27, 1994 from the Registrant's Former Independent Auditors incorporated by reference to the Registrant's Current Report on Form 8-K dated April 22, 1994.

(b)      Reports on Form 8-K:

                           None.


                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PREFERRED PROPERTIES FUND 80

                               By:     Montgomery Realty Company-80,
                                       its General Partner

                                       By: Fox Realty Investors,
                                           the managing general partner of the
                                           General Partner

                                           By: NPI Equity Investments II,
                                               Inc., managing partner

                                               By:  /s/ William H. Jarrard, Jr.
                                                    --------------------------
                                                    William H. Jarrard, Jr.
                                                    President and Director

                                                    Date:  March 28, 1996

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                    Title                        Date
---------                    -----                        ----

Signature/Name               Title                   Date
--------------               -----                   ----
/s/ William H. Jarrard, Jr.  President and           March 28, 1996
---------------------------
William H. Jarrard, Jr.       Director

/s/ Ronald Uretta            Principal Financial     March 28, 1996
---------------------------
Ronald Uretta                 Officer and Principal
                              Accounting Officer




                                 EXHIBIT INDEX
                                 -------------
Exhibit
-------
2.            NPI, Inc. Stock Purchase Agreement (1)

3.4.          Agreement of Limited Partnership (2)

10.1 Sales and Purchase Contract among Winding Creek Associates, as Seller, and New Epernay Apartments II, Ltd., New Woodland Hills Apartments II, Ltd., and Winding Creek Limited Partnership (collectively, the "Purchasers") (3)

10.2          Addendum to Sales and Purchase Contract among Seller and
              Purchasers (3)

10.3          Letter Agreement among Seller and Purchasers (3)

16. Letter dated April 27, 1994 from the Registrant's Former Independent Auditors (4)


_____________________

(1) Incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 17, 1995.

(2) Incorporated by reference to Exhibit A to: (i) the Prospectus of the Registrant dated February 12, 1980, and thereafter supplemented as of April 2, 1980 and May 30, 1980 (the "Initial Prospectus") and (ii) its Prospectus dated July 1, 1980, and thereafter supplemented as of July 3, 1980, August 14, 1980 and September 19, 1980, included in the Registrant's Registration Statement on Form S-11
       (Reg. No. 2-65332).

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 22, 1994.