Form 10QSB
period 1996-03-31
PREFERRED PROPERTIES FUND 80
filed 1996-05-14
CIK 312903

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from.........to.........

                          Commission file number 0-9508



                          PREFERRED PROPERTIES FUND 80
        (Exact name of small business issuer as specified in its charter)



          California                                           94-2599964
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

   One Insignia Financial Plaza
   Greenville, South Carolina                                     29602
(Address of principal executive offices)                        (Zip Code)


                    Issuer's telephone number (864) 239-1000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  .  No      .



                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                        PREFERRED PROPERTIES FUND 80

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996


 Assets
      Cash and cash equivalents                                         $     604
      Other assets                                                             75
      Deferred costs, net                                                      53
      Investment properties:
        Land                                          $   1,059
        Buildings and related personal property           4,286
                                                          5,345
        Less accumulated depreciation                    (1,774)            3,571

                                                                        $   4,303

 Liabilities and Partners' Deficit
 Liabilities
      Accrued expenses and other liabilities                            $     157
      Note payable                                                          5,400
      Promissory notes:
            Principal                                                         250
            Deferred interest payable                                         181

 Partners' Deficit:

      General partners                                $    (882)
      Limited partners (19,997 units                       (803)           (1,685)

                                                                        $   4,303

           See Accompanying Notes to Consolidated Financial Statements


b)                        PREFERRED PROPERTIES FUND 80

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                            Three Months Ended
                                                                 March 31,
                                                            1996            1995
 Revenues:
    Rental income                                         $   213         $   199
    Interest income                                             5              39
          Total revenues                                      218             238

 Expenses:
    Operating                                                  29              21
    Interest                                                  137             134
    Depreciation                                               28              28
    General and administrative                                 51              68
          Total expenses                                      245             251

 Net loss                                                 $   (27)        $   (13)

 Net loss allocated to general partners (5%)              $    (1)        $    (1)
 Net loss allocated to limited partners (95%)                 (26)            (12)

 Net loss                                                 $   (27)        $   (13)

 Net loss per limited partnership unit                    $ (1.30)        $  (.60)


           See Accompanying Notes to Consolidated Financial Statements


c)                        PREFERRED PROPERTIES FUND 80

                   CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                  Limited
                                Partnership     General        Limited
                                   Units        Partners'      Partners'       Total
Original capital contributions      19,997       $   100      $  19,997      $  20,097

Partners' deficit
  at December 31, 1995              19,997       $  (881)     $    (777)     $  (1,658)

Net loss for the three
  months ended March 31, 1996           --            (1)           (26)           (27)

Partners' deficit
  at March 31, 1996                 19,997       $  (882)     $    (803)     $  (1,685)

           See Accompanying Notes to Consolidated Financial Statements


d)                        PREFERRED PROPERTIES FUND 80

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                      March 31,
                                                                  1996         1995
  Cash flows from operating activities:
   Net loss                                                     $   (27)     $   (13)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation                                                  28           28
       Amortization                                                   4            2
       Change in accounts:
          Other assets                                              (46)          82
          Accrued expenses and other liabilities                     52          (70)

            Net cash provided by operating activities                11           29

 Cash flows from investing activities:

            Net cash provided by investing activities                --           --

 Cash flows from financing activities:
    Notes payable principal payments                                (15)         (18)
    Joint venture partner distributions                              --           (9)
    Retirement of promissory notes                                   --         (166)
    Purchase of minority interest in joint venture                   --          (10)
    Cash distributions to limited partners                           --       (1,301)

            Net cash used in financing activities                   (15)      (1,504)

 Net decrease in cash and cash equivalents                           (4)      (1,475)

 Cash and cash equivalents at beginning of period                   608        2,498

 Cash and cash equivalents at end of period                     $   604      $ 1,023

 Supplemental disclosure of cash flow information:
    Interest paid in cash during the period                     $   137      $   204


           See Accompanying Notes to Consolidated Financial Statements


e)                        PREFERRED PROPERTIES FUND 80

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Preferred Properties Fund 80 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investment II, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

Preferred Properties Fund 80 has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI Inc."), and affiliates were charged to expense in 1996 and 1995:


                                                        For the Three Months Ended
                                                                 March 31,
                                                            1996           1995
                                                              (in thousands)
Reimbursement for services of affiliates (included
   in general and administrative expenses)                   $35            $44


For the period from January 19, 1996, to March 31, 1996, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

On December 6, 1993, NPI Equity II became the managing partner of FRI and assumed operational control over Fox Capital Management Corporation ("FCMC"), an affiliate of FRI. As a result, NPI Equity II became responsible for the operation and management of the business and affairs of the Registrant and the other investment partnerships sponsored by FRI and/or FCMC. NPI Equity II is a wholly-owned subsidiary of NPI, Inc. The individuals who had served previously as partners of FRI and as officers and directors of FCMC contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such partners continue to hold indirectly certain economic interests in the Registrant and such other investment partnerships, but ceased to be responsible for the operation and management of the Registrant and such other partnerships.

On August 17, 1995, the stockholders of NPI, Inc. entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia, a Delaware corporation, all of the issued and outstanding common stock of NPI, Inc. for an aggregate purchase price of $1,000,000. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI, Inc., FCMC and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one commercial complex. The property remains fully occupied by two tenants.

The Partnership's net loss for the three months ended March 31, 1996, was approximately $27,000 versus an approximate $13,000 net loss for the same period of 1995. The increase in the net loss is attributable to a decrease in interest income and an increase in operating expense. The decrease in interest income is due to a reduction in cash reserves as compared to the first quarter of 1995. Operating expense increased due to an increase in tax expense in 1996.
Partially offsetting the increase in net loss was a decrease in general and administrative expense due to a reduction in General Partner reimbursements for services of affiliates and legal fees.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At March 31, 1996, the Partnership had unrestricted cash of $604,000 as compared to $1,023,000 at March 31, 1995. Net cash provided by operating activities decreased primarily as a result of the increase in net loss as discussed above. Other assets increased due to increased tenant reimbursements, receivables and increased tax escrows which also resulted in a reduction in cash provided by operations. Net cash used in financing activities decreased due to the partnership not making distributions in the first quarter of 1996 and the retirement of promissory notes in 1995. The Partnership's interest in the joint venture was terminated in 1995 resulting in a reduction of cash used in financing activities in 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The first mortgage indebtedness of $4,100,000 is amortized over 25 years with a balloon payment due April 1, 1997. The ground lease of $1,300,000 requires interest only payments and matures April 1, 1998. Future cash distributions will depend on the levels of cash generated from operations, a property sale, and the availability of cash reserves. Cash distributions totaling approximately $1,300,000 were paid in the first quarter of 1995. No cash distributions were paid during the first quarter of 1996.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a)       Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b)       Reports on Form 8-K:

               A Form 8-K dated January 19, 1996, was filed reporting the change in control of the registrant.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.





                                 PREFERRED PROPERTIES FUND 80

                                 By:   MONTGOMERY REALTY COMPANY - 80,
                                       Its General Partner


                                 By:   FOX REALTY INVESTORS,
                                       the Managing General Partner of the
                                       General Partner


                                 By:   NPI Equity Investments II, Inc.,
                                       Managing Partner



                                       /s/William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President and Director



                                       /s/Ronald Uretta
                                       Ronald Uretta
                                       Principal Financial Officer and
                                       Principal Accounting Officer


                                 Date: May 14, 1996