Form 10QSB
period 1996-06-30
PREFERRED PROPERTIES FUND 80
filed 1996-08-13
CIK 312903

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

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996

                                       or

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


                                 (864) 239-1000
                           Issuer's telephone number



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  .  No      .



                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                        PREFERRED PROPERTIES FUND 80

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 1996


 Assets
      Cash and cash equivalents                                          $    513
      Other assets                                                             81
      Deferred costs, net                                                      49
      Investment property:
        Land                                           $  1,059
        Buildings and related personal property           4,286
                                                          5,345
        Less accumulated depreciation                    (1,802)            3,543
                                                                         $  4,186

 Liabilities and Partners' Deficit
 Liabilities
      Accrued expenses and other liabilities                             $    171
      Notes payable                                                         5,385
      Promissory notes:
            Principal                                                         236
            Deferred interest payable                                         171

 Partners' Deficit:
      General partner's                                $   (887)
      Limited partners' (19,997 units                      (890)           (1,777)
                                                                         $  4,186


           See Accompanying Notes to Consolidated Financial Statements

b)                        PREFERRED PROPERTIES FUND 80

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Three Months Ended             Six Months Ended
                                          June 30,                       June 30,
                                    1996           1995           1996            1995
 Revenues:
   Rental income                  $    201       $    240      $     414        $    439
   Interest income                      20             14             25              53
          Total revenues               221            254            439             492

 Expenses:
   Operating                            32             59             61              80
   Interest                            137            139            274             273
   Depreciation                         27             28             55              56
   General and administrative          117             72            168             140
          Total expenses               313            298            558             549

   Net loss                       $    (92)     $     (44)     $    (119)     $      (57)

 Net loss allocated
   to general partner (5%)        $     (5)     $      (2)     $      (6)     $       (3)

 Net loss allocated
   to limited partners (95%)           (87)           (42)          (113)            (54)
                                  $    (92)     $     (44)     $    (119)     $      (57)
 Net loss per limited
   partnership unit               $  (4.35)     $   (2.10)     $   (5.65)     $    (2.70)

 Distribution per limited
   partnership unit               $     --      $   65.06      $      --      $       --

           See Accompanying Notes to Consolidated Financial Statements

c)                        PREFERRED PROPERTIES FUND 80

                   CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                  Limited
                                Partnership     General        Limited
                                   Units        Partner's      Partners'       Total
Original capital contributions      19,997       $   100      $  19,997      $  20,097

Partners' deficit
  at December 31, 1995              19,997       $  (881)     $    (777)     $  (1,658)

Net loss for the six
  months ended June 30, 1996            --            (6)          (113)          (119)

Partners' deficit
  at June 30, 1996                  19,997       $  (887)      $   (890)     $  (1,777)

           See Accompanying Notes to Consolidated Financial Statements

d)                        PREFERRED PROPERTIES FUND 80

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Six Months Ended
                                                                       June 30,
                                                                  1996         1995
 Cash flows from operating activities:
   Net loss                                                     $  (119)     $   (57)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                                   64           61
     Change in accounts:
       Other assets                                                 (52)          84
       Accrued expenses and other liabilities                        66          (70)

         Net cash (used in) provided by operating
                activities                                          (41)          18

 Cash flows from investing activities:

         Net cash provided by investing activities                   --           --

 Cash flows from financing activities:
    Notes payable principal payments                                (30)         (32)
    Joint venture partner distributions                              --           (9)
    Retirement of promissory notes                                  (24)        (390)
    Purchase of minority interest in joint venture                   --          (10)
    Cash distributions to limited partners                           --       (1,301)

         Net cash used in financing activities                      (54)      (1,742)

 Net decrease in cash and cash equivalents                          (95)      (1,724)

 Cash and cash equivalents at beginning of period                   608        2,498

 Cash and cash equivalents at end of period                     $   513      $   774

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                      $   283      $   437

           See Accompanying Notes to Consolidated Financial Statements

e)                        PREFERRED PROPERTIES FUND 80

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Preferred Properties Fund 80 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:


                                                          For the Six Months Ended
                                                                  June 30,
                                                            1996           1995
Reimbursement for services of affiliates (included
   in general and administrative expenses)                $  76,000      $  80,000

For the period from January 19, 1996, to June 30, 1996, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.


Note B - Transactions with Affiliated Parties - (continued)

The general partner of the Partnership is Montgomery Realty Company - 80 ("MRC-80"), a limited partnership. The general partner of MRC-80 is Fox Realty Investors ("FRI").

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia acquired control of NPI Equity, the managing general partner of FRI. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership has one investment property, Creekside Business Park, located in Milpitas, California. The property has been fully occupied throughout 1995 and 1996.

The Partnership's net loss for the six months ended June 30, 1996, was approximately $119,000 versus an approximate $57,000 net loss for the same period of 1995. For the three months ended June 30, 1996, the Partnership incurred a net loss of approximately $92,000 compared to a net loss of approximately $44,000 for the three months ended June 30, 1995. The increase in the net loss for the three and six month periods is primarily attributable to decreases in rental and interest income and an increase in general and administrative expenses. Rental income decreased as a result of a tenant renewing its lease at Creekside Business Park in February 1996 at a lower rental rate. This reduction was necessary in order to bring this tenant's rent in line with the current market rental rates. The decrease in interest income is due to a reduction in cash reserves in 1996 resulting primarily from a cash distribution in 1995. General and administrative expenses increased due to an increase in legal expenses in 1996, as a result of fees accrued in the Kaufman et al. v. Northern Trust Bank of California, N.A., et al. litigation (see the Partnership's annual report on Form 10-K for the year ended December 31, 1995 for a further discussion). Partially offsetting the increases in net loss was a decrease in operating expenses for both the three and six month periods.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At June 30, 1996, the Partnership had unrestricted cash of $513,000 as compared to $774,000 at June 30, 1995. Net cash provided by operating activities decreased primarily as a result of the decrease in total revenues as discussed above. Also contributing to the decrease in cash provided by operating activities was an increase in other assets due to increased receivables and increased tax escrow funding. Net cash used in financing activities decreased due to the Partnership not making a distribution in 1996 and fewer redemptions of promissory notes in 1996 compared to 1995.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The first mortgage indebtedness of $4,085,000 matures on April 1, 1997, at which time a balloon payment is due. Unless the Partnership is able to extend or replace a tenant's lease representing 58 percent of the leasable space of Creekside Business Park, which expires on September 30, 1997, the Managing General Partner does not expect to be able to refinance the Partnership's first mortgage. If this loan is not refinanced or modified, or the property sold, the Partnership could lose this property through foreclosure. Also included in the Partnership's notes payable is a $1,300,000 ground lease obligation. The ground lease is accounted for as a loan and calls for payments equal to 12 percent interest on the principal until April 1, 1998, when the lease terminates. The ground lease provides an option to purchase the land at a purchase price of $1,300,000. Future cash distributions will depend on the levels of net cash generated from operations, a property sale, and the availability of cash reserves. A cash distribution totalling approximately $1,301,000 was made in 1995. No cash distributions were made during the six months ended June 30, 1996. In addition, the Partnership's cash has been adversely affected by the lawsuit brought by former promissory note holders of the Partnership against, among others, the Partnership's general partner, MRC-80 (see discussion of Kaufman et al. v. Northern Trust Bank of California, N.A. et al. contained in the Partnership's annual reports on Form 10-K for year ended December 31, 1995 (Item 3. Legal Proceedings)). Pursuant to the terms of the Partnership Agreement, the Partnership is required to indemnify the general partner and its affiliates. At this time, it appears that the original investment objective of capital growth will not be attained and that limited partners will not receive a return of all their invested capital.

                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b) Reports on Form 8-K: None filed during the quarter ended June 30, 1996.



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


                                 PREFERRED PROPERTIES FUND 80

                                 By:   MONTGOMERY REALTY COMPANY - 80,
                                       Its General Partner


                                 By:   FOX REALTY INVESTORS,
                                       Managing General Partner of the
                                       General Partner


                                 By:   NPI EQUITY INVESTMENTS II, INC.,
                                       Its Managing General Partner



                                 By:   /s/William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President and Director



                                 By:   /s/Ronald Uretta
                                       Ronald Uretta
                                       Principal Financial Officer and
                                       Principal Accounting Officer

                                 Date: August 13, 1996