Form 10QSB
period 1996-09-30
PREFERRED PROPERTIES FUND 80
filed 1996-11-08
CIK 312903

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


              For the quarterly period ended September 30, 1996

                                      or

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

                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                          PREFERRED PROPERTIES FUND 80

                             CONSOLIDATED BALANCE SHEET
                                    (Unaudited)
                          (in thousands, except unit data)

                                 September 30, 1996


Assets
  Cash and cash equivalents                                           $    267
  Other assets                                                             162
  Deferred costs, net                                                       45
  Investment property:
    Land                                         $  1,059
    Buildings and related personal property         4,286
                                                    5,345
    Less accumulated depreciation                  (1,829)               3,516
                                                                      $  3,990

Liabilities and Partners' Deficit
Liabilities
  Accrued expenses and other liabilities                              $    115
  Notes payable                                                          5,369
  Promissory notes:
       Principal                                                           231
       Deferred interest payable                                           168

Partners' Deficit:
  General partner's                              $   (893)
  Limited partners' (19,997 units issued
    and outstanding)                               (1,000)              (1,893)
                                                                      $  3,990

            See Accompanying Notes to Consolidated Financial Statements


b)                           PREFERRED PROPERTIES FUND 80

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                   Three Months Ended          Nine Months Ended
                                      September 30,              September 30,
                                   1996         1995           1996         1995
Revenues:
Rental income                    $    204     $    208     $     618   $     647
Other income                            6            7            31          60
  Total revenues                      210          215           649         707

Expenses:
Operating                              44           30           105         110
Interest                              136          137           410         410
Depreciation                           28           28            83          84
General and administrative            118           72           286         212
  Total expenses                      326          267           884         816

Net loss                         $   (116)    $    (52)    $    (235)  $    (109)

Net loss allocated
to general partner (5%)          $     (6)    $     (3)    $     (12)  $      (5)

Net loss allocated
to limited partners (95%)            (110)         (49)         (223)       (104)
                                 $   (116)    $    (52)    $    (235)  $    (109)

Net loss per limited
partnership unit                 $  (5.51)    $  (2.45)    $  (11.16)  $   (5.20)

Distribution per limited
partnership unit                 $     --     $     --     $      --   $   65.06

          See Accompanying Notes to Consolidated Financial Statements


c)                           PREFERRED PROPERTIES FUND 80

                     CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
                                     (Unaudited)
                           (in thousands, except unit data)

                                   Limited
                                 Partnership  General      Limited
                                    Units     Partner's    Partners'       Total
Original capital contributions      19,997    $     100     $  19,997    $  20,097

Partners' deficit
 at December 31, 1995               19,997    $    (881)    $    (777)   $  (1,658)

Net loss for the nine months
 ended September 30, 1996               --          (12)         (223)        (235)

Partners' deficit
 at September 30, 1996              19,997    $    (893)    $  (1,000)   $  (1,893)

             See Accompanying Notes to Consolidated Financial Statements

d)                           PREFERRED PROPERTIES FUND 80

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)

                                                                Nine Months Ended
                                                                   September 30,
                                                                 1996         1995
Cash flows from operating activities:
 Net loss                                                   $    (235)     $   (109)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                   95            91
   Deferred costs paid                                             --           (42)
   Change in accounts:
     Other assets                                                (133)          122
     Accrued expenses and other liabilities                        10           (85)

       Net cash used in operating activities                     (263)          (23)

Cash flows from investing activities:

       Net cash provided by investing activities                   --            --

Cash flows from financing activities:
  Notes payable principal payments                                (46)          (46)
  Joint venture partner distributions                              --            (9)
  Retirement of promissory notes                                  (32)         (418)
  Purchase of minority interest in joint venture                   --           (10)
  Cash distributions to limited partners                           --        (1,301)

       Net cash used in financing activities                      (78)       (1,784)

Net decrease in cash and cash equivalents                        (341)       (1,807)

Cash and cash equivalents at beginning of period                  608         2,498

Cash and cash equivalents at end of period                    $   267      $    691

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $   409      $    586

             See Accompanying Notes to Consolidated Financial Statements

e)                          PREFERRED PROPERTIES FUND 80

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)



NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited financial statements of Preferred Properties Fund 80 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

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

  Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired control of NPI Equity, the managing general partner of FRI. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity.

  The following transactions with affiliates of Insignia, NPI and affiliates of NPI were charged to expense in 1996 and 1995:

                                                      For the Nine Months Ended
                                                            September 30,
                                                         1996            1995

Reimbursement for services of affiliates (included
  in general and administrative expenses)             $ 101,000       $ 116,000


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES - (CONTINUED)

  For the period from January 19, 1996, to September 30, 1996, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The Partnership has one investment property, Creekside Business Park, located in Milpitas, California. The property has been fully occupied throughout 1996 and 1995.

  The Partnership's net loss for the nine months ended September 30, 1996, was approximately $235,000 versus a net loss of approximately $109,000 for the same period of 1995. For the three months ended September 30, 1996, the Partnership incurred a net loss of approximately $116,000 compared to a net loss of approximately $52,000 for the three months ended September 30, 1995. The increase in the net loss for the nine month period is primarily attributable to decreases in rental and other income and an increase in general and administrative expenses. Rental income decreased as a result of a tenant renewing its lease at Creekside Business Park in February 1996 at a lower rental rate. This reduction was necessary in order to bring this tenant's rent in line with the current market rental rates. The decrease in other income is due to a reduction in cash reserves in 1996 resulting primarily from a cash distribution in 1995. General and administrative expenses increased due to an increase in legal expenses in 1996, as a result of fees incurred in the Kaufman et al. v. Northern Trust Bank of California, N.A., et al. litigation (see the Partnership's annual report on Form 10-K for the year ended December 31, 1995 for a further discussion). The increase in the net loss for the three month period is primarily attributable to increases in operating expenses and general and administrative expenses. Operating expenses increased due to an increase in insurance expense. General and administrative expenses increased due to the aforementioned increase in legal expenses.

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

At September 30, 1996, the Partnership had unrestricted cash of $267,000 as compared to $691,000 at September 30, 1995. Net cash used in operating activities increased primarily as a result of the decrease in total revenues and the payment of legal fees as discussed above. Also contributing to the increase in cash used in operating activities was an increase in other assets due to increased receivables for common area maintenance charges, and prepaids and increased tax escrow funding. Net cash used in financing activities decreased due to the Partnership not making a distribution in 1996 and fewer redemptions of promissory notes in 1996 compared to 1995.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The first mortgage indebtedness of $4,069,000 matures on April 1, 1997, at which time a balloon payment is due. Unless the Partnership is able to extend or replace a tenant's lease representing 58 percent of the leasable space of Creekside Business Park, which expires on September 30, 1997, the Managing General Partner does not expect to be able to refinance the Partnership's first mortgage. If this loan is not refinanced or modified, or the property sold, the Partnership could lose this property through foreclosure. Also included in the Partnership's notes payable is a $1,300,000 ground lease obligation. The ground lease is accounted for as a loan and calls for payments equal to 12 percent interest on the principal until April 1, 1998, when the lease terminates. The ground lease provides an option to purchase the land at a purchase price of $1,300,000. Future cash distributions will depend on the level of net cash generated from a property sale. A cash distribution totalling approximately $1,301,000 was made in 1995. No cash distributions were made during the nine months ended September 30, 1996. In addition, the Partnership's cash has been adversely affected by the lawsuit brought by former promissory note holders of the Partnership against, among others, the Partnership's general partner, MRC-80 (see discussion of Kaufman et al. v. Northern Trust Bank of California, N.A. et al. contained in the Partnership's annual reports on Form 10-K for year ended December 31, 1995 ("Item 3. Legal Proceedings")). Pursuant to the terms of the Partnership Agreement, the Partnership is required to indemnify the general partner and its affiliates.

                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this

     b) Reports on Form 8-K: None filed during the quarter ended September 30, 1996.


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


                           Date: November 8, 1996