Form 10KSB
period 1996-12-31
PREFERRED PROPERTIES FUND 80
filed 1997-03-28
CIK 312903

FORM 10-KSB.--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         For the fiscal year ended December 31, 1996

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the transition period from         to

                         Commission file number 0-9508

                          PREFERRED PROPERTIES FUND 80
                 (Name of small business issuer in its charter)
     California                                                  94-2599964
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

  One Insignia Financial Plaza, P.O. Box 1089
  Greenville, South Carolina                                       29602
(Address of principal executive offices)                         (Zip Code)

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                           Limited Partnership Units
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $864,000.

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Interests, it is the Managing General Partner's belief that such trading would not exceed $25 million.
                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Preferred Properties Fund 80 (the "Partnership" or the "Registrant") was organized in 1979 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporation Code. The general partner is Montgomery Realty Company-80, ("MRC-80") a California limited partnership, of which Fox Realty Investors ("FRI"), a California General Partnership, is the general partner and Montgomery Realty Corporation, a California corporation, is
the co-general partner.   NPI Equity Investments II, Inc. ("NPI Equity" or the
"Managing General Partner") is the managing general partner of FRI.

The Partnership's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-65332), was declared effective by the Securities and Exchange Commission on February 12, 1980. The Partnership marketed its securities pursuant to (i) its Prospectus dated February 12, 1980, which was republished on April 2, 1980, and May 30, 1980 (the "Initial Prospectus"), and (ii) its Prospectus dated July 1, 1980, and thereafter supplemented (hereinafter the "Final Prospectus"). The Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933. The principal business of the Partnership is and has been to acquire, hold for investment and ultimately sell income-producing real property.

Beginning in February 1980 through December 1980, the Partnership offered and sold $19,997,000 in Limited Partnership Units and $19,651,000 in Nonrecourse Promissory Notes. Principal payments to the Promissory Note holders of $2,260,000 were made in fiscal year 1986, $6,858,000 in fiscal year 1987, and $3,972,000 in fiscal year 1988. On March 20, 1994, the Partnership called the Promissory Notes for redemption at a price equal to the outstanding principal amount plus accrued and default interest thereon. As of December 31, 1996, holders of 8,950.45 of the remaining 9,644.5 Promissory Notes have redeemed, and the Partnership has paid $5,102,692 (including $2,114,494 of accrued and deferred interest) for the redemption of the notes. The net proceeds of this offering were used to acquire ten income-producing real properties and a parcel of undeveloped land. The Partnership's original property portfolio was geographically diversified with properties acquired in five states. The Partnership's acquisition activities were completed in 1981 and since then the principal activity of the Partnership has been managing its portfolio. In the period from July 1986 to December 1989, two apartment and two hotel properties were sold and one office building was acquired by the lender through foreclosure. In 1994, two apartment properties, one commercial property, and a hotel were sold. The Partnership's remaining asset is the Creekside Business Park. See "Item 2, Description of Properties" for a description of the Partnership's remaining property.

On December 6, 1993, NPI Equity became the managing Partner of FRI and assumed operational control over Fox Capital Management Corporation ("FCMC"), an affiliate of FRI. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships sponsored by FRI and/or FCMC. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI"). The individuals who had served previously as partners of FRI and as officers and directors of FCMC contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such partners continue to hold indirectly certain economic interests in the Partnership and such other investment partnerships, but ceased to the responsible for the operation and management of the Partnership and such other partnerships.

On October 12, 1994, NPI sold one-third of the stock of NPI to an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"). Apollo was entitled to designate three of the seven directors of NPI Equity. In addition, the approval of certain major actions on behalf of the Partnership required the affirmative vote of at least five directors of NPI Equity.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired control of NPI Equity, the managing general partner of FRI. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI and NPI Equity.

The Partnership is involved in only one industry segment, as described above. The Partnership does not engage in any foreign operations or derive revenues from foreign sources.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases, environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The limited partners have no right to participate in the management or conduct of such business and affairs. A third party management company provides day-to-day management services to the Partnership's investment property.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. The remaining shopping center competes for tenants with other shopping centers throughout the urban area. Such competition is primarily on the basis of location, lease terms, services, and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

ITEM 2.   DESCRIPTION OF PROPERTY:

The following table sets forth the Partnership's investment in property:

                            Date of
Property                    Purchase Type of Ownership (1)      Use

Creekside Business Park     10/80    Fee ownership sub-   Industrial park
  Milpitas, California               ject to first        81,267 sq. ft.
                                     mortgage and
                                     ground lease

(1) The Nonrecourse Promissory Notes are secured by a subordinated lien on all Partnership real estate.


SCHEDULE OF PROPERTY:
                           Gross
                         Carrying   Accumulated                   Federal
Property                   Value   Depreciation    Rate   Method Tax Basis

Creekside Business Park  $  5,345    $ 1,857    5-39 yrs.   SL   $2,244,000

See "Note A" to the financial statements, in "Item 7" for description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)

                     Principal Balance     Stated Interest     Period     Maturity  Principal Balance
Property             December 31, 1996            Rate        Amortized     Date    Due at Maturity
Creekside Business
 Park
   First mortgage      $   4,052                 9.5%         25 years    4/1/97 (2)   $    4,036
   Ground lease            1,300                12.0%           (1)       4/1/98            1,300
  Total                $   5,352                                                       $    5,336

(1) Monthly payments are for interest only. The ground lease terminates at maturity. At maturity, there is an option to purchase the land at a purchase price of $1,300,000.

(2) The Managing General Partner is currently negotiating and expects that they will be able to refinance the mortgage.


SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                              Average Annual                 Average
                               Rental Rates                 Occupancy
Property                    1996           1995         1996        1995

Creekside Business Park $8.79/sq.ft.  $10.10/sq.ft.      100%       100%

As noted under "Item 1, Description of Business", the real estate industry is highly competitive. The property is subject to competition from other shopping centers in the area. The Managing General Partner believes that the property is adequately insured.

The following is a schedule of the lease expirations for the years 1997-2006:
(dollar amounts in thousands)

                Number of                                      % of Gross
               Expirations  Square Feet  Annual Rent (1)      Annual Rent

Creekside
Business Park
   1997             --              --     $     --                --
   1998-1999        --              --           --                --
   2000             1           33,922          265               37%
   2001-2006        1           47,345          449               63%

(1) Represents annualized base rent excluding additional rent due as operating expense reimbursements, percentage rents, and future contractual escalations.

The following schedule reflects information on tenants occupying 10% or more of leasable square footage:

                                Square Footage          Annual Rent Per             Lease
     Nature of Business             Leased              Square Foot (1)           Expiration
Computer                            47,345               $9.49/sq. ft.         12/31/2001
Computer                            33,922                7.80/sq. ft.         12/31/2000

(1) Represents annualized base rent per square foot excluding additional rent due as operating expense reimbursements, percentage rents, and future contractual escalations.

Real estate tax and rate in 1996 for the property was (in thousands):

                                         1996 Billing           1996 Rate
Creekside Business Park                   $63                      1.2%

ITEM 3.   LEGAL PROCEEDINGS

Dorothy M. Kaufman and Deanne R. Erickson, Trustees of the Kaufman Family 1981 Trust, dated October 21, 1981, on behalf of themselves and all others similarly situated v. Northern Trust Bank of California, N.A.; Montgomery Realty Company-80, a California limited partnership; Fox Realty Investors, a California general partner, et. al., Superior Court of California, County of Santa Clara (Case No. CV 51777).

The plaintiff in this action is a former holder of the Partnership's 10 percent non-recourse Promissory Notes due June 30, 1994, (the "Notes") who tendered its Notes to Wheatley Ventures Inc. ("Wheatley") pursuant to Wheatley's tender offer for the Notes in August 1993. The plaintiff purports to represent itself and all other tendering noteholders. The complaint was filed in August 1995 and alleges, among other things, that the Managing General Partner breached its fiduciary duty to the tendering noteholders and interfered with their prospective economic advantage if they continued to hold the Notes. The Managing General Partner believes that the claims brought by the plaintiff are without merit and intends to vigorously defend this action. Pursuant to the terms of the Partnership's partnership agreement, the Managing General Partner is entitled to seek indemnification from the Partnership for any liability, including its costs in defending this action. In February and March 1997, the Partnership and the Managing General Partner were named as cross-defendants in this action on cross-complaints filed by several defendants. The cross-complaints assert claims for expenses, implied indemnity and declaratory relief. The Partnership was only recently served with the complaints and is evaluating its position before making a formal response to them.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.

                                        PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 19,997 Limited Partnership Units aggregating $19,997,000. The Partnership currently has 19,997 units outstanding and 2,561 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

A cash distribution totaling $1,301,000 ($65.06 per limited partnership unit) was made to the limited partners in 1995 from the proceeds received from the sale of an investment property. No cash distribution were made during 1996. In addition, the Partnership's cash has been adversely affected by the lawsuit brought by former promissory note holders of the Partnership against, among others, the Partnership's general partner, MRC-80 (see discussion in "Item 3, Legal Proceedings"). Pursuant to the terms of the Partnership Agreement, the Partnership is required to indemnify the general partner and its affiliates.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 1996, was approximately $359,000 versus a net loss of approximately $145,000 for the year ended December 31, 1995. The increase in the net loss for the year is primarily attributable to decreases in rental and other income and an increase in general and administrative expenses. Rental income decreased as a result of a tenant renewing its lease at Creekside Business Park in February 1996 at a lower rental rate. This reduction was necessary in order to bring this tenant's rent in line with the current market rental rates. The decrease in other income is due to a reduction in interest earned on cash reserves in 1996 resulting primarily from a cash distribution in 1995. General and administrative expenses increased due to an increase in legal expenses in 1996, as a result of fees incurred in the Kaufman et al. v. Northern Trust Bank of California, N.A., et al. litigation.

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

Liquidity and Capital Resources

At December 31, 1996, the Partnership had unrestricted cash of $218,000 as compared to $608,000 at December 31, 1995. Net cash used in operating activities increased primarily as a result of the decrease in total revenues and the payment of legal fees as discussed above. Also contributing to the increase in cash used in operating activities was an increase in other assets due to increased receivables for common area maintenance charges and increased tax escrow funding. Net cash used in financing activities decreased due to the Partnership not making a distribution in 1996 and fewer redemptions of promissory notes in 1996 compared to 1995.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The first mortgage indebtedness of $4,052,000 matures on April 1, 1997, at which time a balloon payment is due. The Managing General Partner is currently negotiating and expects that they will be able to refinance the mortgage. If the Partnership's first mortgage is not refinanced or modified, or the property sold, the Partnership could lose this property through foreclosure. Also included in the Partnership's notes payable is a $1,300,000 ground lease obligation. The ground lease is accounted for as a loan and calls for payments equal to 12 percent interest on the principal until April 1, 1998, when the lease terminates. The ground lease provides an option to purchase the land at a purchase price of $1,300,000. Future cash distributions will depend on the level of net cash generated from operations, a property sale or refinancing. A cash distribution totaling approximately $1,301,000 ($65.06 per limited partnership unit) was made to the limited partners in 1995 from proceeds from the sale of an investment property in December 1994. No cash distributions were made during the year ended December 31, 1996. In addition, the Partnership's cash has been adversely affected by the lawsuit brought by former promissory note holders of the Partnership against, among others, the Partnership's general partner, MRC-80 (see discussion of Kaufman et al. v. Northern Trust Bank of California, N.A. et al. contained in "Item 3, Legal Proceedings"). Pursuant to the terms of the Partnership Agreement, the Partnership is required to indemnify the general partner and its affiliates.

ITEM 7.   FINANCIAL STATEMENTS


PREFERRED PROPERTIES FUND 80

LIST OF CONSOLIDATED FINANCIAL STATEMENTS


  Independent Auditors' Report

  Consolidated Balance Sheet - December 31, 1996

  Consolidated Statements of Operations - Years ended December 31, 1996 and
  1995

  Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 1996 and 1995

  Consolidated Statements of Cash Flows - Years ended December 31, 1996 and
  1995

  Notes to Consolidated Financial Statements

                          Independent Auditors' Report




To The Partners
Preferred Properties Fund 80
Greenville, South Carolina


We have audited the accompanying consolidated balance sheet of Preferred Properties Fund 80 (a limited partnership) (the "Partnership") and its subsidiaries as of December 31, 1996, and the related consolidated statements of operations, partners' deficit and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continued as a going concern. As discussed in Note H to the consolidated financial statements, the Partnership's potential liability in connection with legal proceedings raises substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Preferred Properties Fund 80 and its subsidiaries as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                               /s/Imowitz Koenig & Co., LLP
New York, New York
February 13, 1997

                          PREFERRED PROPERTIES FUND 80

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1996

Assets
  Cash and cash equivalents                          $   218
  Other assets                                           122
  Deferred costs, net                                     56
  Investment property:
    Land                               $  1,059
    Buildings and related personal        4,286
       property
                                          5,345
    Less accumulated depreciation        (1,857)       3,488
                                                     $ 3,884

Liabilities and Partners' Deficit

Liabilities
  Accrued expenses and other                         $   150
    liabilities
  Notes payable                                        5,352
  Promissory notes:
    Principal                                            231
    Deferred interest payable                            168

Partners' Deficit:
  General partner's                    $   (899)
  Limited partners' (19,997 units
    issued and outstanding)              (1,118)      (2,017)
                                                     $ 3,884

          See Accompanying Notes to Consolidated Financial Statements


                          PREFERRED PROPERTIES FUND 80

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands except unit data)


                                         Years Ended December 31,
                                          1996             1995

Revenues:
  Rental income                       $     830      $     888
  Other income                               34             72
      Total income                          864            960

Expenses:
  Operating                                 147            137
  Interest                                  546            548
  Depreciation                              111            111
  General and administrative                419            309
    Total expenses                        1,223          1,105

   Net loss                          $     (359)     $    (145)

Net loss allocated to general        $      (18)     $      (7)
   partner (5%)
Net loss allocated to limited              (341)          (138)
   partners (95%)
                                     $     (359)     $    (145)

Net loss per limited partnership     $   (17.06)     $   (6.90)
   unit:

Distribution per limited             $       --      $   65.06
   partnership unit

          See Accompanying Notes to Consolidated Financial Statements


                          PREFERRED PROPERTIES FUND 80

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) EQUITY
                        (in thousands, except unit data)

                                   Limited
                                 Partnership   General     Limited
                                    Units     Partner's   Partners'    Total

Original Capital contributions     19,997      $    100  $ 19,997   $20,097

Partners' (deficit) equity at
December 31, 1994                  19,997      $   (874) $    662   $  (212)

Net loss for the year ended
December 31,1995                       --            (7)     (138)     (145)

Distributions paid to partners         --            --    (1,301)   (1,301)

Partners' deficit at
December 31, 1995                  19,997          (881)     (777)   (1,658)

Net loss for the year ended
December 31, 1996                      --           (18)     (341)     (359)

Partners' deficit at
December 31, 1996                  19,997      $   (899)  $(1,118)  $(2,017)

          See Accompanying Notes to Consolidated Financial Statements

                          PREFERRED PROPERTIES FUND 80

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                      Years Ended December 31,
                                                       1996           1995

Cash flows from operating activities:
  Net loss                                          $   (359)    $    (145)
  Adjustments to reconcile net loss to
     net cash used in operating activities
     Depreciation and amortization                       128           121
     Deferred costs paid                                 (16)          (42)
     Change in accounts:
       Other assets                                      (93)          111
       Accrued expenses and other liabilities             45           (98)
          Net cash used in operating
            activities                                  (295)          (53)

Cash flows from investing activities:

  Net cash provided by investing activities               --            --

Cash flows from financing activities:
   Notes payable principal payments                      (63)          (61)
   Joint venture partner distributions                    --            (9)
   Retirement of promissory notes                        (32)         (456)
   Purchase of minority interest in joint venture         --           (10)
   Cash distributions to limited partners                 --        (1,301)

    Net cash used in financing activities                (95)       (1,837)

  Net decrease in cash and cash equivalents             (390)       (1,890)

  Cash and cash equivalents at beginning of
    period                                               608         2,498

  Cash and cash equivalents at end of period        $    218     $     608

  Supplemental disclosure of cash flow information:
     Cash paid for interest                         $    558     $     737

        See Accompanying Notes to Consolidated Financial Statements



                          PREFERRED PROPERTIES FUND 80

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Preferred Properties Fund 80 (the "Partnership") is a California limited partnership organized in 1979, to acquire, hold for investment and ultimately sell income-producing real estate. The Partnership's general partner is Montgomery Realty Company-80 (the "Managing General Partner" or "MRC-80"), a limited partnership. The general partner of MRC-80 is Fox Realty Investors ("FRI"). As of December 31, 1996, the Partnership operates one business park located in Milpitas, California. Original capital contributions of $19,997,000 ($1,000 per unit) were made by the limited partners.

Principles of Consolidation:

The consolidated financial statements include all the accounts of the Partnership, joint ventures in which the Partnership had a controlling interest, and the wholly-owned subsidiary that acquired the minority interest in the joint venture which owned Creekside Business Park (see "Note D"). All significant inter-partnership balances have been eliminated.

Distributions:

In February 1995, a distribution of $1,301,000 ($65.06 per unit) was made to the limited partners from the proceeds of the 1994 sale of Winding Creek Village Apartments.

Depreciation:

Depreciation is computed by the straight-line method over the estimated useful lives ranging from 5 to 39 years.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases:

The Partnership leases commercial space to tenants under various lease terms. The Partnership recognizes income as earned on its leases.

Lease Commissions:

Deferred lease commissions are amortized using the straight-line method over the lives of the related leases. Such amortization is charged to operating expenses. Unamortized lease commissions are included in deferred costs. At December 31, 1996 accumulated amortization of lease commissions totaled $48,000.

Investment Properties:

In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Fair Value:

In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying value.

Net Income (Loss) Per Weighted Average Limited Partnership Unit:

Net income (loss) per Limited Partnership Unit is computed by dividing net income (loss) allocated to the limited partners by 19,997 units outstanding.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.



NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired control of NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI and NPI Equity.

The following transactions with affiliates of Insignia, NPI and affiliates of NPI were incurred in 1996 and 1995 (dollar amounts in thousands):

                                       For the years Ended December 31,
                                           1996              1995

Reimbursement for services of
  affiliates (included in general
    and administrative expenses)          $102            $166

For the period from January 19, 1996 to December 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

In accordance with the partnership agreement, the general partner was also allocated its continuing interest of five percent of the Partnership's net income (loss) and taxable income (loss), including gain on sale of properties and extraordinary gain on extinguishment of debt. Upon disposition of the remaining property and termination of the Partnership, the general partners may be required to contribute certain funds to the Partnership in accordance with the Partnership agreements.


NOTE C - MORTGAGE NOTES PAYABLE
(Dollar amounts in thousands)

The principal terms of mortgage notes payable are as follows:

                    Monthly
                   Principal            Payment                                      Principal
                  Balance At           Including   Stated Interest                   Balance Due At
Property        December 31, 1996       Interest        Rate         Maturity Date    Maturity
Creekside
Business Park
 First Mortgage     $ 4,052             $  38           9.50%           4/1/97 (2)     $  4,036
 Ground lease (1)     1,300                13          12.00%           4/1/98             1,300
                    $ 5,352             $  51                                          $  5,336

 (1) The ground lease is accounted for as a loan and calls for monthly interest payments on the principal until April 1, 1998, when the lease terminates. The ground lease provides an option to purchase the land for $1,300,000 at that time.

 (2) The Managing General Partner is currently negotiating and expects that they will be able to refinance the mortgage.


The mortgage notes payable are secured by pledge of the remaining property. Amortization of deferred financing costs totaling $2,000 and $3,000 for 1996 and 1995, respectively, are included in interest expense.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1996, are as follows:

          1997                         $4,052
          1998                          1,300

                                       $5,352


NOTE D - INVESTMENT PROPERTY AND ACCUMULATED DEPRECIATION
(Dollar amounts in thousands)


                                        Initial Cost
                                     To Partnership
                                                 Buildings    Capitalized
                                                and Related    (Removed)
                           Encum-                 Personal   Subsequent to
      Description        brances (1)    Land      Property    Acquisition
Creekside Business
 Park
Milpitas, California      $ 5,352      $1,059    $  3,398      $  888


(1) Encumbrances do not include non-recourse promissory notes.

                          Gross Amount at Which Carried
                               At December 31, 1996
                                    Buildings              Accum-                          Depre-
                                   And Related             ulated     Year of    Date      ciable
                                     Personal              Depre-     Const-     Acqu-      Life-
       Description          Land     Property    Total     ciation    ruction    ired       Years
Creekside Business
  Park                    $1,059    $4,286     $5,345     $ 1,857      1981      10/80    5-39 yrs.

Reconciliation of Investment Properties and Accumulated Depreciation:


                                                      December 31,
                                                   1996           1995
Investment Property
Balance at beginning of year                     $  5,435      $   4,620
  Purchase of minority interest in
      joint venture                                    --            725
Balance at end of year                           $  5,345      $   5,345

                                                     December 31,
                                                 1996             1995

Accumulated Depreciation
Balance at beginning of year                     $ 1,746         $  1,635
  Additions charged to expense                       111              111
Balance at end of year                           $ 1,857         $  1,746


On January 3, 1995, a newly formed, wholly-owned subsidiary of the Partnership acquired the 40% minority interest in the joint venture which owned Creekside Business Park for $10,000. The carrying value of the property was increased by $725,000. The basis increase in the real estate is comprised of the receivable from the joint venture partner of $706,000 (as of December 31, 1994), $9,000 distributions to the joint venture partner and the $10,000 cash purchase price.

The aggregate cost of the real estate for Federal income tax purposes for the years ended December 31, 1996 and 1995 is $5,528,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995 is $3,283,000 and $3,073,000.

NOTE E - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net loss and Federal taxable loss:

                                        1996         1995

Net loss as reported                   $  (359)    $  (145)
Add (deduct):
  Depreciation                             (99)       (122)
Federal taxable loss                   $  (458)    $  (267)

Federal taxable loss per limited

 partnership unit                      $(21.76)    $(12.68)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported         $   (2,017)
 Sale commission                         2,713
 Depreciation                           (1,430)
 Interest and financing                      3
 Other                                     153
Net liabilities-Federal tax basis   $     (578)

NOTE F - NON-RECOURSE PROMISSORY NOTES

The Non-Recourse Promissory Notes ("Promissory Notes") are secured by a subordinated lien on all Partnership real estate. The original balance of the Promissory Notes was $19,651,000 with a maturity date of June 30, 1994. The Promissory Notes bore interest at ten percent per annum through the redemption date, as discussed below. Interest was deferred for up to eight percent of the outstanding principal balance of the Promissory Notes provided the Partnership made interest payments of at least six percent per annum. Beginning with the quarterly interest payment due on April 15, 1989, to Promissory Note holders, the Partnership had suspended interest payments to such note holders. Such suspension was an event of default under the Trust Indenture and resulted in, among other things, the trustee having the power to declare the Promissory

Notes due and to foreclose on the Partnership assets securing the notes. The Trustee, at that time, concurred that foreclosure would not be in the best interest of the Promissory Note holders because, under then current market conditions, it was unlikely that the amount realized from the sale of the Partnership's remaining properties would be sufficient to fully repay the outstanding principal balance of the Promissory Notes plus accrued and deferred interest. Such concurrence permitted the Partnership to continue a longer term ownership strategy which, the Partnership anticipated, would benefit the Promissory Note holders. Pursuant to the Seventh Supplemental Indenture dated as of July 20, 1993, the Indenture was amended to separate the right to receive Residual Interest Income from the right to receive payments of interest and principal under the Promissory Notes. On August 20, 1993, Wheatley Ventures, Inc. ("Wheatley"), an affiliate of NPI Equity, in accordance with an agreement between it and the Partnership, commenced a tender offer to purchase up to 75 percent of the Promissory Notes (exclusive of the right to receive residual interest income), at a cash price of $75 per $333.86 outstanding principal balance of the Promissory Notes. On August 24, 1993, the Partnership issued its formal response to the tender offer which was made available to each Promissory Note holder. The tender offer expired on November 29, 1993. Pursuant to the tender offer, Wheatley acquired 50.92% (10,006.50 notes) of the outstanding Promissory notes having an outstanding principal amount of $3,341,000 and accrued interest of $2,169,000. Wheatley's agreement with the Partnership provided that the Partnership was not to be obligated to make any additional payments to Wheatley on account of its Promissory Notes acquired in the tender offer after Wheatley had received payments from the Partnership equal to the purchase price of such Promissory notes, plus all out-of-pocket expenses incurred by Wheatley in connection with the tender offer, plus a return of 10 percent per annum on the foregoing amounts. In addition, until such time as the tendered notes were redeemed and canceled, Wheatley was entitled to principal and interest on the same basis as any other Note holder as set forth in the Trust Indenture. In March 1994, the Partnership paid Wheatley $1,189,000 pursuant to its agreement.

On March 20, 1994, the Partnership called the remaining Promissory Notes for redemption at a price equal to the outstanding principal amount plus accrued interest. The amount required to redeem the Promissory Notes was obtained from the proceeds of the sale of Valley View Apartments in February 1994 and from the sales of Plaza San Antonio hotel and Corporate Center Business Park in March 1994.

During the years ended December 31, 1996 and 1995, the Partnership redeemed 55 and 791.95 respectively, of the remaining 9,644.5 promissory notes (after Wheatley's acquisition of 10,006.50 notes) and paid $32,000 and $456,000, respectively, (including $13,000 and $192,000, of accrued and deferred interest) for the redemption of the notes. At December 31, 1996, 694.05 notes remained outstanding.


NOTE G - MINIMUM FUTURE RENTAL REVENUES

Minimum future rental revenues from operating leases having non-cancelable lease terms in excess of one year are as follows (in thousands):

                         1997           $714
                         1998            816
                         1999            832
                         2000            849
                      Thereafter         602
                        Total         $3,813

Amortization of deferred leasing commissions totaled $15,000 and $7,000 for the years ended December 31, 1996 and 1995.

NOTE H - LEGAL PROCEEDINGS - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In August 1995, a former holder of the Partnership's Promissory Notes who tendered its Promissory Notes to Wheatley pursuant to Wheatley's tender offer (see "Note F"), brought a purported class action lawsuit against, among others, the managing general partner of the Partnership. Pursuant to the terms of the partnership agreement, the Managing General Partner is entitled to seek indemnification from the Partnership for any liability, including its costs in defending this action. The Partnership has incurred $258,000 in defense of the Managing General Partner through December 31, 1996. The ultimate outcome of this uncertainty and the Partnership's potential liability cannot be determined at this time, however, this raises substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.



                                              PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Partnership has no officers or directors. The general partner is Montgomery Realty Company-80 ("MRC-80"), a California limited partnership, of which Fox Realty Investors ("FRI"), a California general partnership, is the general partner. NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner") is the managing general partner of FRI.

The names, ages and positions held by executive officers and directors of the Managing General Partner, as of December 31, 1996, are as follows:

     Name                    Age                 Position

William H. Jarrard, Jr.      50                  President and Director

Ronald Uretta                40                  Vice President and Treasurer

John K. Lines, Esq.          37                  Vice President and
                                                 Secretary
Kelley M. Buechler           39                  Assistant Secretary

William H. Jarrard, Jr. has been President and Director of the Managing General Partner since January 1996 and Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 to January 1996. During the five years prior to joining Insignia in 1991, he served in similar capacities for U. S. Shelter.

Ronald Uretta has been Vice President and Treasurer of the Managing General Partner since January 1996 and Insignia's Chief Operating Officer since August 1996. From January 1992 to August 1996, Mr. Uretta was Insignia's Chief Financial Officer. Mr. Uretta was Insignia's Secretary from January 1992 to June 1994. From May 1988 until September 1990, Mr. Uretta was a self-employed financial consultant. From January 1978 until January 1988, Mr. Uretta was employed by Veltri Raynor & Company, independent certified public accountants.

John K. Lines has been Vice President and Secretary of the Managing General Partner since January 1996, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since January 1996. Ms. Buechler has been Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities for U.S. Shelter.

No family relationships exist among any of the officers or directors of the Managing General Partner.


ITEM 10.  EXECUTIVE COMPENSATION

The Partnership is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See "Item 12, Certain Relationships and Related Transactions").

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1996, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired control of NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI and NPI Equity.

The following transactions with affiliates of Insignia, NPI and affiliates of NPI were incurred in 1996 and 1995 (dollar amounts in thousands):


                                        For the years Ended December 31,
                                          1996             1995

Reimbursement for services of
  affiliates (included in general
    and administrative expenses)           $102             $166

For the period from January 19, 1996 to December 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

In accordance with the partnership agreement, the general partner was also allocated its continuing interest of five percent of the Partnership's net income (loss) and taxable income (loss), including gain on sale of properties and extraordinary gain on extinguishment of debt. Upon disposition of the remaining property and termination of the Partnership, the general partners may be required to contribute certain funds to the Partnership in accordance with the Partnership agreements.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) See Exhibit Index contained herein.
(b) Reports on Form 8-K filed during the fourth quarter of 1996: None.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    PREFERRED PROPERTIES FUND 80

                      By:       Montgomery Realty Company-80,
                                Its General Partner

                                By:   Fox Realty Investors
                                      the Managing General Partner
                                      of the General Partner

                                       By:   NPI Equity Investments II, Inc.
                                               Managing General Partner

                                       By:     /s/William H. Jarrard, Jr.
                                               William H. Jarrard, Jr.
                                               President and Director

                                      Date:    March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature/Title                    Title                    Date


/s/William H. Jarrard, Jr.         President and       March 28, 1997
William H. Jarrard, Jr.            Director

/s/Ronald Uretta                   Vice President and  March 28, 1997
Ronald Uretta                      Treasurer


                                 EXHIBIT INDEX



Exhibit Number                         Description of Exhibit

    2.1 NPI Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Partnership's Current Report on Form 8-K dated August 17, 1995.

    3.4 Agreement of Limited Partnership, incorporated by reference to Exhibit A to: (i) the Prospectus of the Partnership dated February 12, 1980, and thereafter supplemented as of April 2, 1980 and May 30, 1980 (the "Initial Prospectus") and (ii) its Prospectus dated July 1, 1980, and thereafter supplemented as of July 3, 1980, August 14, 1980 and September 19, 1980, included in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-65332).

    27                    Financial Data Schedule.