Form 10QSB
period 1997-03-31
PREFERRED PROPERTIES FUND 80
filed 1997-05-15
CIK 312903

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


                For the quarterly period ended March 31, 1997

                                      or

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

                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                          PREFERRED PROPERTIES FUND 80

                             CONSOLIDATED BALANCE SHEET
                                    (Unaudited)
                          (in thousands, except unit data)

                                   March 31, 1997

Assets
  Cash and cash equivalents                                             $    167
  Receivables and deposits                                                   138
  Other assets                                                                70
  Investment property:
    Land                                         $  1,059
    Buildings and related personal property         4,286
                                                    5,345
    Less accumulated depreciation                  (1,897)                 3,448
                                                                        $  3,823

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                      $      1
  Tenants' security deposit                                                   28
  Other liabilities                                                          113
  Notes payable                                                            5,336
  Promissory notes:
       Principal                                                             231
       Deferred interest payable                                             168

Partners' Deficit:
  General partner's                              $   (901)
  Limited partners' (19,997 units issued
    and outstanding)                               (1,153)                (2,054)
                                                                        $  3,823

            See Accompanying Notes to Consolidated Financial Statements

b)                           PREFERRED PROPERTIES FUND 80

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)



                                                   Three Months Ended
                                                        March 31,
                                                     1997           1996
Revenues:
  Rental income                                  $    180       $    189
  Other income                                         25             29
    Total revenues                                    205            218

Expenses:
  Operating                                            39             29
  Interest                                            135            137
  Depreciation                                         40             28
  General and administrative                           28             51
    Total expenses                                    242            245

Net loss                                         $    (37)      $    (27)

Net loss allocated to general partner (5%)       $     (2)      $     (1)

Net loss allocated to limited partners (95%)          (35)           (26)

                                                 $    (37)      $    (27)

Net loss per limited partnership unit            $  (1.76)      $  (1.30)

          See Accompanying Notes to Consolidated Financial Statements

c)                           PREFERRED PROPERTIES FUND 80

                     CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
                                     (Unaudited)
                           (in thousands, except unit data)

                                   Limited
                                 Partnership    General        Limited
                                     Units      Partner's     Partners'        Total
Original capital contributions      19,997    $     100      $  19,997      $  20,097

Partners' deficit
 at December 31, 1996               19,997    $    (899)     $  (1,118)     $  (2,017)

Net loss for the three months
 ended March 31, 1997                   --           (2)           (35)           (37)

Partners' deficit
 at March 31, 1997                  19,997    $    (901)     $  (1,153)     $  (2,054)

             See Accompanying Notes to Consolidated Financial Statements
</table

d)                           PREFERRED PROPERTIES FUND 80

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)


                                                                 Three Months Ended
                                                                        March 31,
                                                                   1997          1996
Cash flows from operating activities:
 Net loss                                                     $      (37)     $    (27)
 Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
   Depreciation                                                       40            28
   Amortization of lease commissions and loan costs                    4             4
   Change in accounts:
     Receivables and deposits                                        (16)          (44)
     Other assets                                                    (18)           (2)
     Accounts payable                                                (60)           --
     Tenant's security deposits                                       --           (28)
     Other liabilities                                                52            80

       Net cash (used in) provided by operating activities           (35)           11

Cash flows from investing activities:

       Net cash provided by investing activities                      --            --


Cash flows from financing activities:
  Notes payable principal payments                                   (16)          (15)

       Net cash used in financing activities                         (16)          (15)

Net decrease in cash and cash equivalents                            (51)           (4)

Cash and cash equivalents at beginning of period                     218           608

Cash and cash equivalents at end of period                      $    167      $    604

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $    135      $    137

             See Accompanying Notes to Consolidated Financial Statements

e)                          PREFERRED PROPERTIES FUND 80

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Preferred Properties Fund 80 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

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

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired control of NPI Equity, the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity.

The following transactions with affiliates of Insignia, NPI and affiliates of NPI were charged to expense during the three month periods ended March 31, 1997 and 1996 (dollar amounts in thousands):

                                                    For the Three Months Ended
                                                              March 31,
                                                       1997            1996

Reimbursement for services of affiliates (included
  in general and administrative expenses)             $ 15             $ 35


For the period from January 19, 1996, to March 31, 1997, the Partnership insured its property under a master policy through an agency and insurer affiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

NOTE C - LEGAL PROCEEDINGS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In August 1995, a former holder of the Partnership's Promissory Notes who tendered its Promissory Notes to Wheatley Ventures, Inc. ("Wheatley") pursuant to Wheatley's tender offer (see
Part II, "Item 1. Legal Proceedings"), brought a purported class action lawsuit against, among others, the managing general partner of the Partnership.
Pursuant to the terms of the partnership agreement, the Managing General Partner is entitled to seek indemnification from the Partnership for any liability, including its costs in defending this action.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership has one investment property, Creekside Business Park, located in Milpitas, California. The property has been fully occupied throughout 1997 and 1996.

The Partnership's net loss for the three months ended March 31, 1997, was approximately $37,000 versus a net loss of approximately $27,000 for the same period of 1996. The increase in the net loss for the three month period is primarily attributable to a decrease in rental income and increases in operating and depreciation expenses. These changes are partially offset by a decrease in general and administrative expenses. Rental income decreased as a result of a tenant renewing its lease at Creekside Business Park in February 1996 at a lower rental rate. This reduction was necessary in order to bring this tenant's rent in line with the current market rental rates. Operating expenses increased due to an increase in administrative costs such as printing and mailing charges. Depreciation expense increased due to the capitalization and depreciation of the buyout of a joint venture interest from an unrelated third party. General and administrative expenses decreased due to an decrease in General Partner reimbursements for services of affiliates.

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

At March 31, 1997, the Partnership had unrestricted cash of $167,000 as compared to $604,000 at March 31, 1996. Net cash used in operating activities increased primarily as a result of the decrease in accounts payable and other liabilities due to changes in timing of payments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The first mortgage indebtedness of $4,036,000 matured on April 1, 1997, at which time a balloon payment was due. On March 15, 1997, the Partnership entered into a forbearance agreement with the lender which extends the maturity date to July 1, 1997. The Managing General Partner is currently marketing the property. If the Partnership's first mortgage is not refinanced or modified, or the property not sold, the Partnership could lose this property through foreclosure. Also included in the Partnership's notes payable is a $1,300,000 ground lease obligation. The ground lease is accounted for as a loan and calls for payments equal to 12 percent interest on the principal until April 1, 1998, when the lease terminates. The ground lease provides an option to purchase the land at a purchase price of $1,300,000. Future cash distributions will depend on the level of net cash generated from a property sale. No cash distributions were made during the three month periods ended March 31, 1997 and 1996. In addition, the Partnership's cash has been adversely affected by the lawsuit brought by former promissory note holders of the Partnership against, among others, the Partnership's general partner, MRC-80 (see discussion of Kaufman et al. v. Northern Trust Bank of California, N.A. et al. contained in "Part II - Other Information, Item 1. Legal Proceedings").


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

The plaintiff in this action is a former holder of the Partnership's 10 percent non-recourse Promissory Notes due June 30, 1994, (the "Notes") who tendered its Notes to Wheatley Ventures Inc. ("Wheatley") pursuant to Wheatley's tender offer for the Notes in August 1993. The plaintiff purports to represent itself and all other tendering noteholders. The complaint was filed in August 1995 and alleges, among other things, that MRC-80 and FRI breached their fiduciary duty to the tendering noteholders and interfered with their prospective economic advantage if they continued to hold the Notes.

In February and March 1997, the Partnership and NPI Equity were named as cross-defendants in this action on cross-complaints filed by several defendants. The cross-complaints assert claims for expenses, implied indemnity and declamatory relief. The Partnership was only recently served with the complaints and is evaluating its position.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K: None filed during the quarter ended March 31, 1997.


                                     SIGNATURES

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

                           By:  MONTGOMERY REALTY COMPANY - 80,
                                Its General Partner


                           By:  FOX REALTY INVESTORS,
                                Managing General Partner of the
                                General Partner


                           By:  NPI EQUITY INVESTMENTS II, INC.,
                                Its Managing General Partner



                           By:  /s/William H. Jarrard, Jr.
                                William H. Jarrard, Jr.
                                President and Director

                           By:  /s/Ronald Uretta
                                Ronald Uretta
                                Vice President and Treasurer


                           Date: May 15, 1997