Form 10QSB
period 1997-06-30
PREFERRED PROPERTIES FUND 80
filed 1997-08-13
CIK 312903

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


                 For the quarterly period ended June 30, 1997

                                      or

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


                               (864) 239-1000
                         (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .


                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                          PREFERRED PROPERTIES FUND 80

                             CONSOLIDATED BALANCE SHEET
                                    (Unaudited)
                          (in thousands, except unit data)

                                   June 30, 1997


Assets
  Cash and cash equivalents                                        $    156
  Receivables and deposits                                              158
  Other assets                                                           65
  Investment property:
    Land                                         $  1,059
    Buildings and related personal property         4,286
                                                    5,345
    Less accumulated depreciation                  (1,937)            3,408
                                                                   $  3,787

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                $      4
  Tenant security deposits payable                                      28
  Other liabilities                                                    281
  Notes payable                                                      5,319
  Promissory notes:
    Principal                                                          221
    Deferred interest payable                                          161

Partners' Deficit
  General partner's                              $   (910)
  Limited partners' (19,997 units issued
    and outstanding)                               (1,317)          (2,227)
                                                                  $  3,787

            See Accompanying Notes to Consolidated Financial Statements


b)                           PREFERRED PROPERTIES FUND 80

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                  Three Months Ended            Six Months Ended
                                       June 30,                    June 30,
                                  1997          1996           1997           1996
Revenues:
 Rental income                  $  249         $  201         $  452         $  414
 Interest income                     2             20              4             25
   Total revenues                  251            221            456            439

Expenses:
 Operating                          34             32             73             61
 Interest                          159            137            294            274
 Depreciation                       40             27             80             55
 General and administrative        191            117            219            168
   Total expenses                  424            313            666            558

Net loss                        $ (173)        $  (92)        $ (210)        $ (119)

Net loss allocated
 to general partner (5%)        $   (9)        $   (5)        $  (11)        $   (6)

Net loss allocated
 to limited partners (95%)        (164)           (87)          (199)          (113)
                                $ (173)        $  (92)        $ (210)        $ (119)
Net loss per limited
 partnership unit               $(8.20)        $(4.35)        $(9.95)        $(5.65)

          See Accompanying Notes to Consolidated Financial Statements

c)                           PREFERRED PROPERTIES FUND 80

                CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                     (Unaudited)
                           (in thousands, except unit data)


                                   Limited
                                 Partnership     General        Limited
                                    Units        Partner's      Partners'     Total
Original capital contributions     19,997        $  100        $ 19,997      $20,097

Partners' deficit
 at December 31, 1996              19,997        $ (899)       $ (1,118)     $(2,017)

Net loss for the six
 months ended June 30, 1997            --           (11)           (199)        (210)

Partners' deficit
 at June 30, 1997                  19,997        $ (910)       $ (1,317)     $(2,227)

             See Accompanying Notes to Consolidated Financial Statements

d)                           PREFERRED PROPERTIES FUND 80

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)

                                                                   Six Months Ended
                                                                         June 30,
                                                                     1997      1996
Cash flows from operating activities:
 Net loss                                                          $(210)     $(119)
 Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation                                                       80         55
   Amortization of lease commissions and loan costs                    8          9
   Change in accounts:
     Receivables and deposits                                        (36)       (50)
     Other assets                                                    (17)        (2)
     Accounts payable                                                (57)         3
     Other liabilities                                               220         63

       Net cash used in operating activities                         (12)       (41)

Cash flows from investing activities:                                 --         --

Cash flows from financing activities:
 Notes payable principal payments                                    (33)       (30)
 Retirement of promissory notes                                      (17)       (24)

       Net cash used in financing activities                         (50)       (54)

Net decrease in cash and cash equivalents                            (62)       (95)

Cash and cash equivalents at beginning of period                     218        608

Cash and cash equivalents at end of period                         $ 156      $ 513

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 302      $ 283

             See Accompanying Notes to Consolidated Financial Statements

e)                          PREFERRED PROPERTIES FUND 80

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Preferred Properties Fund 80 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired control of NPI Equity, the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the six month periods ended June 30, 1997 and 1996 (in thousands):

                                                      For the Six Months Ended
                                                              June 30,
                                                       1997              1996

Reimbursement for services of affiliates (included
  in general and administrative expenses)                  $19               $76



For the period from January 19, 1996 to June 30, 1997, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

NOTE C - LEGAL PROCEEDINGS - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In August 1995, a former holder of the Partnership's Promissory Notes who tendered its Promissory Notes to Wheatley Ventures, Inc. ("Wheatley") pursuant to Wheatley's tender offer (see
Part II, "Item 1. Legal Proceedings"), brought a purported class action lawsuit against, among others, the managing general partner of the Partnership. The ultimate outcome of this litigation and the Partnership's potential liability cannot be determined at this time. However, this raises substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership has one investment property, Creekside Business Park, located in Milpitas, California. The property has been fully occupied throughout 1997 and 1996. The Partnership's investment property is under contract for sale. The sale, which is subject to the purchaser's due diligence and other customary conditions, is expected to close during the third quarter of 1997.

The Partnership's net loss for the six months ended June 30, 1997, was approximately $210,000 versus a net loss of approximately $119,000 for the same period of 1996. For the three months ended June 30, 1997, the Partnership incurred a net loss of approximately $173,000 compared to a net loss of approximately $92,000 for the three months ended June 30, 1996. The increase in the net loss for the three and six month periods is primarily attributable to an increase in general and administrative and depreciation expenses and a decrease in interest income. The increase in general and administrative expense is primarily due to an increase in legal costs related to the legal proceedings as noted in "Item 1. Note C - Legal Proceedings-Going Concern". The increase in legal costs was partially offset by a decrease in expense reimbursements to the Managing General Partner. The decrease in expense reimbursements is directly attributable to costs associated with the transition and relocation of the administrative offices during the first quarter of 1996. Depreciation expense increased due to the capitalization and depreciation of the Partnership's basis in the buyout of the 40% minority interest in the joint venture which owned Creekside Business Park. Interest income decreased due to lower average cash balances being held by the Partnership during 1997.

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

At June 30, 1997, the Partnership had unrestricted cash of $156,000 as compared to $513,000 at June 30, 1996. The Partnership's cash has been adversely affected by the lawsuit brought by former promissory note holders of the Partnership against, among others, the Partnership's general partner, MRC-80 (see discussion of Kaufman et al. v. Northern Trust Bank of California, N.A. et al. contained in "Part II - Other Information, Item 1. Legal Proceedings"). Net cash used in operating activities decreased due to an increase in accrued legal fees incurred in conjunction with the Partnership's litigation involving the former promissory note holders of the Partnership. This increase was partially offset by a decrease in accounts payable due to changes in timing of payments. Net cash used in financing activities decreased due to a decrease in the retirement of promissory notes payable.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The first mortgage indebtedness of approximately $4,019,000 which originally matured on April 1, 1997, was extended until September 30, 1997, through a forbearance agreement, at which time a balloon payment is due. The Partnership's investment property is under contract for sale. The sale, which is subject to the purchaser's due diligence and other customary conditions, is expected to close during the third quarter of 1997. If the Partnership's property is not sold and the first mortgage is not refinanced or modified, the Partnership could lose this property through foreclosure. Also included in the Partnership's notes payable is a $1,300,000 ground lease obligation. The ground lease is accounted for as a loan and calls for payments equal to 12 percent interest on the principal until April 1, 1998, when the lease terminates. The ground lease provides an option to purchase the land at a purchase price of $1,300,000. Future cash distributions will depend on the levels of net cash generated from operations, a property sale, the resolution of the Kaufman litigation, as well as the availability of cash reserves. No cash distributions were made during the six month periods ended June 30, 1997 and 1996. The Partnership's cash has been adversely affected by the lawsuit brought by former promissory note holders of the Partnership against, among others, the Partnership's general partner, MRC-80 (see discussion of Kaufman et al. v. Northern Trust Bank of California, N.A. et al. contained in "Part II - Other Information, Item 1. Legal Proceedings").


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

In February and March 1997, the Partnership and NPI Equity were named as cross-defendants in this action on cross-complaints filed by several defendants. The indenture trustee, Northern Trust Bank of California, NA, sued both the Partnership and NPI Equity on the theories of express contractual indemnity, implied indemnity, fraud and negligent misrepresentation. Similarly, defendant Wheatley asserted a cross-complaint against the Partnership alleging implied indemnity and declaratory relief. Although the former owners of FRI who are also defendants in the action (the "Fox Defendants") have asserted demands for express indemnity against the Partnership, they have not, as yet, filed a cross-complaint.

The Partnership moved to dismiss each of these cross-complaints on various grounds. The cross-complaint of the Indenture Trustee was dismissed in part with leave to replead, which the Indenture Trustee has now done. The cross-complaint of Wheatley withstood the motion to dismiss. The Partnership has now answered both of these cross-complaints.

This litigation commenced in August 1995, and substantial discovery was conducted prior to and subsequent to service of the cross-complaints on the Partnership. The Court has scheduled a trial date in November 1997. Substantial additional discovery, particularly with respect to trial experts, remains to be completed.

Given the potential extraordinary expense in defending this case as well as the potential exposure over and above the costs of defense, the Partnership has initiated and successfully facilitated a settlement in principle to resolve the case in its entirety, including all claims which have been asserted in the complaint, the various cross-complaints, and all claims for indemnity. Under the terms of the settlement in principle, the Indenture Trustee, Wheatley, and the Fox Defendants will collectively contribute $1.6 million to the settlement of the actions and the Partnership will contribute $1,575,000 to the settlement of the actions. This settlement is subject to the negotiation of definitive settlement agreements and is contingent upon the closing of the sale of Creekside Business Park as noted in "Part I - Item 2. Management's Discussion and Analysis or Plan of Operation". There can be no assurance that a definitive settlement agreement will be executed or that Creekside Business Park will be sold. The Partnership believes that this settlement will limit the Partnership's exposure both for costs of defense and on liability, and will allow it to make a substantial cash distribution to the limited partners subsequent to the sale.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K: None filed during the quarter ended June 30, 1997.

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


                           Date: August 13, 1997