Form 10QSB
period 1997-09-30
PREFERRED PROPERTIES FUND 80
filed 1997-11-13
CIK 312903

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT
                          UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1997

                                      or

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

                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                          PREFERRED PROPERTIES FUND 80

                             CONSOLIDATED BALANCE SHEET
                                    (Unaudited)
                          (in thousands, except unit data)

                                 September 30, 1997



Assets
  Cash and cash equivalents                                        $  2,207
  Receivables and deposits (Note C)                                   2,406
                                                                   $  4,613
Liabilities and Partners' Capital

Liabilities
  Accounts payable                                                $      2
  Contingency for litigation settlement (Note C)                     2,375
  Other liabilities                                                    518
  Promissory notes:
    Principal                                                          221
    Deferred interest payable                                          161

Partners' Capital
  General partner's                              $     --
  Limited partners' (19,997 units issued
    and outstanding)                                1,336            1,336
                                                                  $  4,613

            See Accompanying Notes to Consolidated Financial Statements


b)                           PREFERRED PROPERTIES FUND 80

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                    Three Months Ended            Nine Months Ended
                                       September 30,                September 30,
                                    1997           1996          1997           1996
Revenues:
 Rental income                   $      122     $     204      $     574      $     618
 Interest income                          6             6             10             31
 Gain on sale of property             5,411            --          5,411             --
   Total revenues                     5,539           210          5,995            649

Expenses:
 Operating                               57            44            130            105
 Interest                               110           136            404            410
 Depreciation                            31            28            111             83
 General and administrative             203           118            422            286
 Loss contingency for
  litigation settlement               2,375            --          2,375             --

   Total expenses                     2,776           326          3,442            884

Net income (loss)                $    2,763     $    (116)     $   2,553      $    (235)

Net income (loss) allocated
 to general partner              $      110     $      (6)     $      99      $     (12)

Net income (loss) allocated
 to limited partners                  2,653          (110)         2,454           (223)
                                 $    2,763     $    (116)     $   2,553      $    (235)
Net income (loss) per
 limited partnership unit        $   132.67     $   (5.50)     $  122.72      $  (11.15)

             See Accompanying Notes to Consolidated Financial Statements

c)                           PREFERRED PROPERTIES FUND 80

           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)
                           (in thousands, except unit data)

                                   Limited
                                 Partnership     General        Limited
                                     Units       Partner's      Partners'     Total
Original capital contributions     19,997        $  100        $ 19,997      $20,097

Partners' deficit
 at December 31, 1996              19,997        $ (899)       $ (1,118)     $(2,017)

Capital contributions                  --           800              --          800

Net income for the nine months
 ended September 30, 1997              --            99           2,454        2,553

Partners' capital at
 September 30, 1997                19,997        $   --        $  1,336      $ 1,336

             See Accompanying Notes to Consolidated Financial Statements

d)                           PREFERRED PROPERTIES FUND 80

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)

                                                                   Nine Months Ended
                                                                      September 30,
                                                                     1997      1996
Cash flows from operating activities:
 Net income (loss)                                              $  2,553     $   (235)
 Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
   Depreciation                                                      111           83
   Amortization of lease commissions and loan costs                   12           12
   Gain on sale of property                                       (5,411)          --
   Loss contingency for litigation settlement                      2,375           --
   Change in accounts:
     Receivables and deposits                                     (2,284)         (74)
     Other assets                                                    (16)         (59)
     Accounts payable                                                (59)          --
     Tenants' security deposits payable                              (28)          --
     Other liabilities                                               457           10

       Net cash used in operating activities                      (2,290)        (263)

Cash flows from investing activities:
   Proceeds from sale of property                                  8,848           --

      Net cash provided by investing activities                    8,848           --

Cash flows from financing activities:
    Note payable principal payments                                  (50)         (46)
    Repayment of notes payable                                    (5,302)          --
    Capital contributions                                            800           --
    Retirement of promissory notes                                   (17)         (32)

       Net cash used in financing activities                      (4,569)         (78)

Net increase (decrease) in cash and cash equivalents               1,989         (341)

Cash and cash equivalents at beginning of period                     218          608

Cash and cash equivalents at end of period                      $  2,207     $    267

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $    457     $    409

             See Accompanying Notes to Consolidated Financial Statements

e)                          PREFERRED PROPERTIES FUND 80

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Preferred Properties Fund 80 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. As a result of the sale of Partnership's investment property, operating results for the three and nine month periods ended September 30, 1997, are not indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

The general partner of the Partnership is Montgomery Realty Company - 80 ("MRC-80"), a limited partnership. The general partner of MRC-80 is Fox Realty Investors ("FRI"), the managing general partner of which is NPI Equity.

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired control of NPI Equity and National Property Investors, Inc. ("NPI"), the sole stockholder of NPI Equity. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the nine month periods ended September 30, 1997 and 1996 (in thousands):


                                                       For the Nine Months Ended
                                                              September 30,
                                                            1997        1996
Reimbursement for services of affiliates (included
  in general and administrative expenses)                   $26         $101

For the period from January 19, 1996 to August 31, 1997, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

NOTE C - LEGAL PROCEEDINGS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In August 1995, a former holder of the Partnership's Promissory Notes who tendered its Promissory Notes to Wheatley Ventures, Inc. ("Wheatley") pursuant to Wheatley's tender offer (see
Part II, "Item 1. Legal Proceedings"), brought a purported class action lawsuit against, the among others, the general partner of the Partnership. On September 12, 1997, the general partner and the Partnership entered into definitive settlement agreements resolving, subject to court approval, the claims asserted in the litigation and the related claims for indemnity. Total deposits of $2,375,000 have been made to escrow accounts to fund their portion of the anticipated settlement and legal expenses. These deposits are included in "receivables and deposits" on the consolidated balance sheet. Concurrent with the settlement, the Partnership has established a loss contingency in the amount of $2,375,000.

NOTE D - SALE OF INVESTMENT PROPERTY

On September 10, 1997, the Partnership sold Creekside Business Park to an unrelated third party for a contract amount of $9,200,000. After the payment of the note payable of approximately $4,002,000, the sale price of the ground-leased property of $1,300,000, and closing costs and related expenses totaling approximately $352,000, the Partnership received net proceeds of approximately $3,546,000. For financial statement purposes, the sale resulted in a gain of approximately $5,411,000.

The following unaudited pro forma information reflects the operations of the Partnership for the nine months ended September 30, 1997 and 1996, as if Creekside Business Park had been sold January 1, 1996.


                                                     Proforma Results of
                                                      Operations for the
                                                      Nine Months Ended
                                                        September 30,
                                                       1997          1996
                                                        (in thousands)

            Revenues                                $     9     $     30
            Net loss                                   (416)        (256)
            Net loss per limited partnership unit    (19.76)      (12.16)

NOTE E - CAPITAL CONTRIBUTIONS

Pursuant to the Partnership's partnership agreement, if prior to dissolution and termination of the Partnership the general partner has a deficiency in its capital account, the general partner shall contribute cash to the Partnership in an amount which is equal to the deficiency in its capital account. The Managing General Partner anticipates terminating the Partnership once the definitive settlement agreement (see Note C) is approved. During the third quarter of 1997, the general partner contributed capital of $800,000 to the Partnership.



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership sold its remaining investment property, Creekside Business Park, on September 10, 1997, for a contract price of $9,200,000. After the payment of encumbrances on the property of approximately $5,302,000 and closing costs and other related expenses of approximately $352,000, the Partnership received net proceeds of approximately $3,546,000.

The Partnership's net income for the nine months ended September 30, 1997, was approximately $2,553,000 versus a net loss of approximately $235,000 for the same period of 1996. For the three months ended September 30, 1997, the Partnership's net income was approximately $2,763,000 compared to a net loss of approximately $116,000 for the three months ended September 30, 1996. Included in income for the nine months ended September 30, 1997, is a gain of approximately $5,411,000 on the sale of Creekside Business Park. The increase in net income due to the gain on property sale for the three and nine month periods is partially offset by a $2,375,000 loss contingency for the probable litigation settlement (see "Item 1. Note C - Legal Proceedings") and an increase in general and administrative and depreciation expenses. The increase in general and administrative expense is primarily due to an increase in legal costs related to the ongoing legal proceedings. The increase in legal costs was partially offset by a decrease in expense reimbursements to affiliates of the Managing General Partner. The decrease in expense reimbursements is directly attributable to costs associated with the transition and relocation of the administrative offices during the first quarter of 1996. Depreciation expense increased due to the capitalization and depreciation of the Partnership's basis in the buyout of the 40% minority interest in the joint venture which owned Creekside Business Park. Interest income decreased for the nine month period due to lower average cash balances being held by the Partnership during 1997.

At September 30, 1997, the Partnership had unrestricted cash of approximately $2,207,000 as compared to approximately $267,000 at September 30, 1996. The Partnership's cash has increased as a result of net proceeds received from the sale of Creekside Business Park. A portion of these proceeds were used to fund escrow accounts, which were set up to pay the anticipated settlement and legal expenses resulting from the lawsuit brought by former promissory note holders of the Partnership against, among others, the Partnership's general partner, MRC-80 (see discussion of Kaufman et al. v. Northern Trust Bank of California, N.A. et al. contained in "Part II - Other Information, Item 1. Legal Proceedings"). Net cash used in operating activities increased due to the funding of these escrow accounts. Net cash provided by investing activities increased due to proceeds from the sale of Creekside Business Park. Net cash used in financing activities increased as a result of the payoff of the note payable on Creekside and the payment of the sales price of the ground lease on the property, which was accounted for as an additional note payable for the property. Partially offsetting the payoff of the encumbrances on Creekside was a capital contribution by the general partner.

Pursuant to the Partnership's partnership agreement, if prior to dissolution and termination of the Partnership the general partner has a deficiency in its capital account, the general partner shall contribute cash to the Partnership in an amount which is equal to the deficiency in its capital account. The Managing General Partner anticipates terminating the Partnership once the definitive settlement agreement (see "Item 1. Note C - Legal Proceedings") is approved. During the third quarter of 1997, the general partner contributed capital of $800,000 to the Partnership.

The Managing General Partner expects to make a final distribution to the limited partners after court approval of the legal settlement (refer to "Part II, Item
1. Legal Proceedings"). No cash distributions were made during the nine month periods ended September 30, 1997 and 1996.


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

In February and March 1997, the Partnership and NPI Equity were named as cross-defendants in this action on cross-complaints filed by several defendants. The indenture trustee, Northern Trust Bank of California, NA, sued both the Partnership and NPI Equity on the theories of express contractual indemnity, implied indemnity, fraud and negligent misrepresentation. Similarly, defendant Wheatley asserted a cross-complaint against the Partnership alleging implied indemnity and declaratory relief. Although the former owners of FRI who are also defendants in the action (the "Fox Defendants") asserted demands for express indemnity against the Partnership, they have not filed a cross-complaint.

The Partnership moved to dismiss each of these cross-complaints on various grounds. The cross-complaint of the Indenture Trustee was dismissed in part with leave to replead, which the Indenture Trustee has now done. The cross-complaint of Wheatley withstood the motion to dismiss. The Partnership has now answered both of these cross-complaints.

This litigation commenced in August 1995, and substantial discovery was conducted prior to and subsequent to service of the cross-complaints on the Partnership. The Court had scheduled a trial date in November 1997. Absent the settlement described below, substantial additional discovery, particularly with respect to trial experts, remained to be completed.

Given the potential extraordinary expense in defending this case as well as the potential exposure over and above the costs of defense, the Partnership has initiated and successfully facilitated a settlement to resolve the case in its entirety, including all claims which have been asserted in the complaint, the various cross-complaints, and all claims for indemnity. On September 12, 1997, the Partnership entered into definitive settlement agreements resolving, subject to court approval, the claims asserted in the litigation and the related claims for indemnity. Under the terms of the settlement, the Indenture Trustee, Wheatley, the Fox Defendants, and the Partnership contributed $3,175,000 to the settlement of the actions. The court has scheduled a hearing for November 24, 1997, on the fairness and adequacy of the terms of the settlement. The Partnership believes that this settlement will limit the Partnership's exposure both for costs of defense and on liability, and will allow it to make a substantial cash distribution to the limited partners.
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K:  A Form 8-K dated September 10, 1997, was filed reporting the sale of Creekside Business Park.

                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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


                           Date: November 13, 1997